Form 10-Q
period 1995-09-30
USTRAILS INC
filed 1995-11-13
CIK 806087

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                         Commission File Number 0-19743


                                 USTRAILS INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           NEVADA                                      75-2138671
           ------                                      ----------
  (State or Other Jurisdiction               (IRS Employer Identification No.)
of Incorporation or Organization)


2711 LBJ FREEWAY, SUITE 200, DALLAS, TEXAS  75234
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)  (Zip Code)

Registrant's Telephone Number, Including Area Code: (214) 243-2228
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                             -----     -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes   X    No
                             -----     -----

The number of shares of Common Stock, par value $.01, issued and outstanding as of November 9, 1995 was 3,702,726.



                         See Exhibit Index on Page 26.

                                 USTRAILS INC.

                                     INDEX



                                                                            Page
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets at September 30, 1995
            and June 30, 1995..........................................       3

          Consolidated Statements of Operations for the three months
            ended September 30, 1995 and September 30, 1994............       4

          Consolidated Statement of Stockholders' Deficit
            for the three months ended September 30, 1995..............       5

          Consolidated Statements of Cash Flows for the three months
            ended September 30, 1995 and September 30, 1994............       6

          Notes to Consolidated Financial Statements...................       8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations................      15

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.............................      24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         USTRAILS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                 ASSETS                     September 30,   June 30,
                --------                         1995         1995
                                            -------------   --------
                                             (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                     $ 20,929     $ 50,596
 Current portion of receivables, net of
  allowance and discount of
  $4.8 million and $5.3 million                   4,853        5,376

 Accounts and dues receivable, net                2,503        3,017
 Inventory and other current assets               3,626        2,353
                                               --------     --------
   Total Current Assets                          31,911       61,342
 Restricted cash                                  3,035        1,629
 Receivables, net of allowance and
  discount of $10.9 million and
   $11.4 million                                 10,821       13,322
 Campground real estate                          15,297       15,331
 Resort real estate                               1,292        1,352
 Buildings and equipment, net of
  accumulated depreciation of
  $9.1 million and $8.4 million                  31,418       32,039
  Land held for sale                              8,341        8,341
 Other assets                                     2,494        2,530
                                               --------     --------
   Total Assets                                $104,609     $135,886
                                               ========     ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES
 Accounts payable                              $  1,728     $  3,740
 Accrued interest on Secured Notes                2,721        7,008
 Accrued liabilities                              8,394        8,140
 Current portion of long-term debt --
  Secured Notes, net of discount of
   $3.2 million and $.2 million                  15,387       18,398
  Notes payable                                   3,513        3,537
 Accrued construction costs                       3,269        3,454
 Deferred membership dues revenue                12,446       18,622
                                               --------     --------
   Total Current Liabilities                     47,458       62,899
 Secured Notes, net of discount of
  $7.7 million and $11.7 million                 82,552       97,092
 Notes payable                                    1,113        1,216
 Other liabilities                                4,481        4,500
                                               --------     --------
   Total Liabilities                            135,604      165,707
                                               ========     ========
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
 Preferred stock, $.01 par value,
  1,500,000 shares authorized, none
  issued or outstanding
 Common stock, $.01 par value, 15,000,000
  shares authorized, 3,702,726 shares
  issued and outstanding                             37           37
 Additional paid-in capital                      17,549       17,549
 Accumulated deficit subsequent to
  December 31, 1991, date of
  emergence from bankruptcy (total
  deficit eliminated $51,752)                   (48,469)     (47,288)
 Cumulative currency translation
  adjustment                                       (112)        (119)
                                               --------     --------
   Total Stockholders' Deficit                  (30,995)     (29,821)
                                               --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                       $104,609     $135,886
                                               ========     ========

       The accompanying notes are an integral part of these consolidated financial statements.

                         USTRAILS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)


                                            For the three months ended September 30,
                                            ----------------------------------------
                                                  1995                    1994
                                            --------------           ---------------
REVENUES
  Membership dues                                 $ 10,126              $ 10,456
  Other campground/resort revenue                    8,841                 8,966
  Membership and resort interest sales               1,361                 1,249
  RPI membership fees                                1,200                 1,273
  Interest income                                    1,775                 2,486
  Gain on asset sales                                  256                    30
  Other income                                       1,302                   683
                                                  --------              --------
     Total Revenues                                 24,861                25,143
                                                  --------              --------
EXPENSES
  Campground/resort operating expenses              16,602                16,637
  Selling expenses                                     952                   755
  Provision for doubtful accounts                        9                     7
  Cost of sales                                        100                   204
  Marketing expenses                                   413                   435
  RPI membership expenses                              552                   767
  Corporate member services                            545                   459
  Interest expense and amortization of
   debt discount and consent fees                    4,610                 5,237
  General and administrative expenses                2,432                 3,071
  Restructuring costs                                                        215
                                                  --------              --------
     Total Expenses                                 26,215                27,787
                                                  --------              --------
LOSS BEFORE INCOME TAXES                            (1,354)               (2,644)
  Income tax (provision) benefit                       173                  (102)
                                                  --------              --------
NET LOSS                                           ($1,181)              ($2,746)
                                                  ========              ========
PRIMARY AND FULLY DILUTED NET LOSS PER
 SHARE                                               ($.32)                ($.74)
                                                  ========              ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                         3,703                 3,703
                                                  ========              ========

       The accompanying notes are an integral part of these consolidated financial statements.

                         USTRAILS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                   Cumulative
                                                                                     Foreign
                                                    Additional                      Currency
                                          Common     Paid-In      Accumulated      Translation
                                          Stock      Capital        Deficit         Adjustment      Total
                                        -------------------------------------------------------------------
BALANCE, June 30, 1995                      $37     $17,549      ($47,288)           ($119)       ($29,821)

Foreign currency translation adjustment                                                  7               7

Net loss for the three months ended
 September 30, 1995                                                (1,181)                          (1,181)
                                            ---     -------      --------            -----        --------

BALANCE, September 30 , 1995                $37     $17,549      ($48,469)           ($112)       ($30,995)
                                            ===     =======      ========            =====        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         USTRAILS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                              For the three months ended September 30,
                                              ----------------------------------------
                                                     1995                  1994
                                                  ---------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Collections of receivables                         $  3,420              $  5,006
  Interest received                                     1,608                 2,111
  Interest paid                                        (7,753)               (7,792)
  General and administrative, corporate
   member services and restructuring costs             (3,358)               (5,157)
  Cash collected from operations,
   including deferred revenue                          16,493                15,613
  Cash from sales of memberships and
   resort interests at the point of sale                1,272                 1,117
  Expenditures for property operations                (17,076)              (14,666)
  Expenditures for sales and marketing                 (1,472)               (1,313)
  Expenditures for insurance premiums                  (2,628)               (2,839)
  Payment of income taxes                                 (18)                 (101)
  Deposit made to secure standby letter
   of credit                                           (1,500)
  Other, net                                               97                  (219)
                                                     --------              --------
Net cash used in operating activities                 (10,915)               (8,240)
                                                     --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital and HUD-related expenditures                   (363)               (1,217)
  Proceeds from asset sales                               337                   238
                                                     --------              --------
Net cash used in investing activities                     (26)                 (979)
                                                     --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Secured Notes                          (18,599)
  Repayment of notes payable                             (127)                 (105)
                                                     --------              --------
Net cash used in financing activities                 (18,726)                 (105)
                                                     --------              --------

DECREASE IN CASH AND CASH EQUIVALENTS                 (29,667)               (9,324)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                  50,596                50,059
                                                     --------              --------
  End of period                                      $ 20,929              $ 40,735
                                                     ========              ========

                                -- continued --

                         USTRAILS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                  (Unaudited)

                                                        For the three months ended
                                                              September 30,
                                                     ------------------------------
                                                       1995                  1994
                                                     ----------           ---------
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:

Net loss                                               ($1,181)             ($2,746)
                                                      --------              -------
ADJUSTMENTS TO RECONCILE NET  LOSS TO
 NET CASH USED IN OPERATING ACTIVITIES --
  Depreciation                                             718                  626
  Provision for doubtful accounts                            9                    7
  Cost of sales                                            100                  204
  Amortization of interest yield, collection
   costs and valuation allowance                          (312)                (406)
  Amortization of debt discount and
   consent fees                                          1,144                1,211
  Gain on asset sales                                     (256)                 (30)
  Change due to foreign currency translation                 1                    2
  Increase in restricted cash                           (1,406)                (170)
  Decrease in receivables                                3,327                4,928
  Increase in other assets                                (819)              (1,481)
  Decrease in accounts payable                          (2,012)                (520)
  Decrease in accrued interest on
   Secured Notes                                        (4,287)              (3,802)
  Decrease in deferred membership dues revenue          (6,176)              (5,918)
  Increase (decrease) in other liabilities                 235                 (145)
                                                      --------              -------
Total adjustments                                       (9,734)              (5,494)
                                                      --------              -------
NET CASH USED IN OPERATING ACTIVITIES                 ($10,915)             ($8,240)
                                                      ========              =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         USTRAILS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)


GENERAL

USTrails Inc. and its subsidiaries (the "Company") own and operate a system of 60 membership-based campgrounds located in 20 states and British Columbia, Canada. In addition, the Company manages timeshare facilities and owns certain real estate at eight full service resorts located in seven states and owns and operates the resort amenities at one of these locations. The Company also provides a reciprocal use program for members of approximately 330 recreational facilities. The campground business represents the most significant portion of the Company's business comprising 81% of the Company's operating revenues in fiscal 1995. The full service resort and reciprocal use businesses provided the remaining 19%. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, and management fees, guest fees and other fees and revenues received from the campground and resort operations.

The accompanying consolidated financial statements include the accounts of USTrails Inc. and its wholly owned subsidiaries, National American Corporation and its subsidiaries ("NACO"), Thousand Trails, Inc. and its subsidiaries ("Trails"), Shorewood Corporation, which does business as Resort Parks International ("RPI"), and UST Wilderness Management Corporation ("Wilderness Management").

The accompanying consolidated financial statements of the Company have not been examined by independent accountants, but in the opinion of management, the unaudited interim financial statements furnished herein reflect all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature, except for the adjustments described in Note 2.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1995, filed with the Securities and Exchange Commission ("SEC") on September 28, 1995.


NOTE 1 -- BASIS OF FINANCIAL STATEMENT PRESENTATION

The Company emerged from proceedings under Chapter 11 of the Bankruptcy Code on December 31, 1991, pursuant to a confirmed plan of reorganization. Due to the Company's emergence from bankruptcy, "fresh start reporting", as required by AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," was reflected as of December 31, 1991 in the Company's consolidated financial statements. Under fresh start reporting, a new reporting entity was created and assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of reorganization.

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three month periods ended September 30, 1995 and 1994, and in the consolidated balance sheet at June 30, 1995. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Net loss per common share is computed based on weighted average common shares outstanding. Warrants outstanding as well as common stock equivalents that would be assumed to be outstanding are excluded from the net loss per common share computation as they would be anti-dilutive. The Indenture governing the Company's 12% Secured Notes Due 1998 and Additional

Series 12% Secured Notes Due 1998 (collectively, the "Secured Notes") prohibits the payment of dividends and, accordingly, no dividends were paid during the three months ended September 30, 1995.


NOTE 2 -- RESTRUCTURING COSTS

At June 30, 1994, the Company recorded $1.8 million of restructuring costs for severance pay and moving expenses related to relocating certain of its administrative functions to Dallas, Texas. Of this $1.8 million, $391,000 was spent in the first fiscal quarter of 1995 and applied against the accrual. During the first fiscal quarter of 1995, the Company also incurred $215,000 of additional costs related to expanding its Dallas office and hiring and training new employees.


NOTE 3 -- CONTINGENCIES AND GOING CONCERN

CONTINGENCIES

Self Insurance
--------------
During the year ended June 30, 1994, the Company began to self-insure general liability losses up to $250,000 per occurrence, with an annual aggregate of $2.8 million. As of September 30, 1995, the Company had insurance policies which provided excess coverage up to $27 million per occurrence and aggregate. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks of $1.8 million at September 30, 1995, which is included in other liabilities in the accompanying consolidated balance sheets. This liability is determined based on actuarial estimates.

Membership Base
---------------
The Company derives a significant portion of its ongoing operating revenue from its campgound members (81% in fiscal 1995). The Company's membership base has declined from 167,000 at December 31, 1991 to 135,000 at September 30, 1995 (19%), and the membership base is presently declining at the rate of approximately 10% per year. The Company attributes this decline to its older membership base and to the Company's low level of membership sales during the period. During the last two fiscal years, the Company has increased its sales and marketing efforts in an attempt to replenish the Company's membership base. However, unless the Company is able to significantly increase its campground membership sales from current levels its membership base will continue to decrease. Although the issue is not free from doubt, the Company believes that its declining membership base will stabilize over the next few years at a level substantially below the current level as it begins to realize results from its sales and marketing efforts.

Environmental Issues
--------------------
Certain environmental issues may exist at some of the Company's campground and resort properties concerning underground storage tanks and waste disposal, and development of properties classified as "wetland" areas. Management has reviewed these issues and has determined that no significant effect is anticipated on the Company's operations or financial position.

Litigation
----------
Property Owners Association, et. al. v. Beech Mountain Lakes Resorts Corp., et.
-------------------------------------------------------------------------------
al., Civil Action No. 3:92-CV-01597, filed on November 10, 1992, in the United
---
States District Court for the Middle District of Pennsylvania. In this action, the plaintiffs brought suit against a subsidiary of NACO and certain other defendants alleging that the defendants made certain misrepresentations with respect to the common areas and infrastructure in NACO's Beech Mountain resort. The plaintiffs allege violations of the Interstate Land Sales Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Acts, breach of contract, breach of implied warranty, and fraud, and seek unspecified damages or rescission of their lot purchases and reimbursement of the costs of their lots. A lis pendens has been filed in the county where NACO's Beech Mountain resort is situated. Although discovery in this lawsuit has not been completed, management does not believe that it will have a material adverse effect upon the Company's operations or financial position.

Pennsylvania Attorney General Matter.  During fiscal 1989, approximately 325
-------------------------------------
purchasers at NACO's Treasure Lake resort complained to the Pennsylvania Attorney General that they were subjected to abrasive sales practices and misrepresentations at the time they purchased their resort interest from NACO and later harassed during the collection of their accounts. In fiscal 1990, NACO entered into an Assurance of Voluntary Compliance with the Pennsylvania Attorney General regarding these complaints. The Assurance of Voluntary Compliance provided for arbitration of the complaints and payment by NACO of $21,000 to satisfy awards granted pursuant to the arbitration process. Management does not believe that the resolution of these claims will have a material adverse effect upon the Company's operations or financial position.

Oregon and California Attorney General Matters.  During fiscal 1994, the
-----------------------------------------------
Attorneys General of Oregon and California threatened to commence lawsuits against the Company as a result of its practice of charging a cancellation fee in connection with the cancellation of paid-in-full memberships. The Attorneys General alleged that paid-in-full memberships may be terminated by the member at any time by simply giving notice to the Company, and that it is an unlawful trade practice for the Company to insist upon payment of a cancellation fee. In September 1994, the Company agreed to change its practice and no longer require a cancellation fee. The Company has entered into an Assurance of Voluntary Compliance with the Oregon Attorney General regarding its cancellation policy. The Company has negotiated a preliminary agreement with the California Attorney General which provides that the Company will enter into a consent judgment regarding its cancellation policy and also refund certain amounts to members. This preliminary agreement is subject to negotiation of definitive documentation. Management does not believe that the resolution of these matters will have a material adverse effect upon the Company's operations or financial position.

The Company is involved in certain other litigation and is subject to certain claims arising from the normal course of business. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's operations or financial position.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is highly leveraged. As of September 30, 1995, the Company had outstanding debt of $113.4 million (excluding trade payables and the discount on the Secured Notes) and an equity deficit of $31.0 million. In addition, since the Company's emergence from bankruptcy, the Company's earnings have been insufficient to cover its fixed charges. Based upon its current business plan, the Company believes that its future cash flow will be insufficient to enable it to repay the balance of its outstanding Secured Notes at maturity on July 15, 1998. Moreover, no assurance exists that the Company's future cash flow and results of operations will enable it to make the mandatory redemptions of Secured Notes required by the Indenture on July 15, 1996 and 1997. In addition, the Company presently expects that it will default under the financial covenants in the Indenture for the Secured Notes at the September 30, 1996 measurement date, unless a waiver is obtained. Consequently, the Company believes that a recapitalization or reorganization of the Company and its subsidiaries will be required by no later than fiscal 1997. The Company presently intends to discuss recapitalization or reorganization alternatives with the holders of its Secured Notes during fiscal 1996.

Any recapitalization or reorganization would likely dilute substantially or could eliminate the interests of the holders of the Company's common stock. There is no assurance that the Company will be able to accomplish a timely recapitalization or reorganization, or that the terms of a recapitalization or reorganization would be favorable to the holders of the Company's securities. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 4 -- NACO AND TRAILS

The Company has granted, subject to certain limitations, security interests in substantially all of its assets, including the capital stock of its subsidiaries, to secure the Secured Notes. In addition, all of the Company's subsidiaries, other than an immaterial utility subsidiary, have guaranteed the obligations of the Company under the Secured Notes and, subject to certain limitations, have granted security interests in substantially all of their assets to secure their guarantees. A guarantee by a subsidiary of the obligation of its parent may be voided, in whole or in part, if the creditors of the subsidiary, a trustee in bankruptcy of the subsidiary, or the subsidiary itself as the debtor-in-possession in bankruptcy, determine that, among other things, the subsidiary received less than reasonably equivalent value in exchange for the guarantee and the subsidiary was insolvent on the date the guarantee was made or became insolvent as a result of the guarantee. Creditors of these companies could contend that the guarantees and grants of security interests were not supported by sufficient consideration, and could therefore contend that some or all of the guarantees could be unenforceable, in whole or in part. The Company believes that these companies received adequate financial and other benefits for their guarantees and security interests.

NACO and Trails have also granted liens, subject to certain limitations, on substantially all of their assets to secure the repayment of their respective indebtedness to the Company. These security interests were subordinated to the security interests securing the guarantees of the Secured Notes. The indebtedness that these security interests secure, however, was pledged by the Company under the Indenture to secure the Secured Notes, and these security interests were collaterally assigned to the Indenture trustee. Such liens, however, are only enforceable to the extent of the underlying indebtedness secured thereby, which at September 30, 1995, totaled $36.5 million for NACO and $1,000 for Trails. Furthermore, the subsidiaries of NACO and Trails, other than an immaterial utility subsidiary, each guaranteed their respective parent's indebtedness to the Company and granted, subject to certain limitations, security interests in substantially all of their assets to secure such guarantees. As discussed above, these guarantees and liens are also subject to a risk that they may be unenforceable, in whole or in part.

The assets subject to the liens of the Indenture include (i) the capital stock of the Company's subsidiaries, including NACO and its subsidiaries, RPI, Wilderness Management, and Trails and its subsidiaries other than an immaterial utility subsidiary, (ii) the campgrounds and the common amenities at one resort owned by the Company's subsidiaries, together with related improvements, trailers, equipment, and certain other tangible personal property located thereat to the extent existing mortgages do not prohibit such liens, (iii) the closed campgrounds and other real estate that the Company's subsidiaries own and are in the process of selling, (iv) the contracts receivable that the Company and each of its subsidiaries own, (v) all indebtedness owed to the Company by its subsidiaries, together with all related liens, and (vi) substantially all of the cash balances of the Company and each of its subsidiaries. Currently, 57 of the Company's 60 operating campgrounds and the common amenities at one resort are subject to the liens of the Indenture. However, certain specified assets are excluded from the liens of the Indenture, including certain leasehold interests, rights and franchises that would become void if mortgaged or pledged, certain vehicles, trailers, and movable equipment, certain cash in restricted accounts, and the stock and assets of one immaterial utility subsidiary.

Certain of NACO's and Trails' campgrounds and resorts are also subject to mortgages in favor of the party from whom NACO or Trails purchased the property.

Some states, including California, Oregon, and Washington, have nondisturbance statutes that place limitations on the ability of the owner of a campground to close the campground or a lienholder to foreclose its lien. In certain states, these statutes permit the owner of a campground to close the campground or a lienholder to foreclose its lien if the holders of memberships at the campground receive access to a comparable campground. The mortgages on the Company's campgrounds that were granted to secure the Company's obligations under the Indenture, and the mortgages on the Company's campgrounds that were granted to secure NACO's and Trails' indebtedness to the Company, contain nondisturbance provisions that limit the ability of the lienholder to foreclose its lien unless the holders of the related memberships receive access to a comparable campground. The impact of the rights of members under these laws and non-disturbance provisions is uncertain and could adversely effect the implementation of, and the benefits or recoveries that may be available from, "down-sizing" the Company's business, whether through foreclosure or in a reorganization.

Set forth below are condensed consolidated statements of operations of NACO and Trails for the three month periods ended September 30, 1995 and 1994. The operating results of RPI are apparent in the Company's accompanying consolidated statements of operations. The operating results of Wilderness Management are not material and, therefore, are not presented.

These condensed consolidated statements of operations are presented to provide additional analysis of, and should be read in conjunction with, the consolidated financial statements of the Company.

                         NATIONAL AMERICAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                  (unaudited)

                                         Three months ended September 30,
                                        ----------------------------------
                                              1995              1994
                                        ---------------   ----------------
REVENUES
Campground membership dues                      $ 3,259           $ 3,478
Other campground/resort revenue --
 Campgrounds                                      2,912             2,868
 Resorts                                          2,334             2,516
                                                -------           -------
                                                  5,246             5,384
                                                -------           -------

Membership and resort interest sales                694               906
Interest income                                     329               483
Gain on asset sales                                 257                28
Other income                                        844               696
                                                -------           -------
      Total Revenue                              10,629            10,975
                                                -------           -------

EXPENSES
Operating expenses --
 Campgrounds                                      5,541             5,546
 Resorts                                          2,372             2,473
                                                -------           -------
                                                  7,913             8,019
                                                -------           -------

Selling expenses                                    417               466
Provision for doubtful accounts                       5                 5
Cost of sales                                        70               184
Marketing expenses                                  100               174
Interest expense                                  1,214             1,185
Corporate member services                           115               138
General and administrative expenses               1,372             1,686
Restructuring costs                                                    66
                                                -------           -------
      Total Expenses                             11,206            11,923
                                                -------           -------

Loss Before Taxes                                  (577)             (948)
Income tax (provision) benefit                      181               (21)
                                                -------           -------
      Net Loss                                    ($396)            ($969)
                                                =======           =======

                             THOUSAND TRAILS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                  (unaudited)

                                        Three months ended September 30,
                                       ---------------------------------
                                             1995              1994
                                       ----------------  ---------------
REVENUES
Campground membership dues                     $ 6,867           $ 7,108
Other campground revenue                         3,082             3,221
Membership sales                                   667               343
Interest income                                    688               967
Gain on asset sales                                                    2
Other income                                       712               406
                                               -------           -------
      Total Revenue                             12,016            12,047
                                               -------           -------

EXPENSES
Operating expenses                               8,281             8,505
Selling expenses                                   535               289
Provision for doubtful accounts                      4                 2
Cost of sales                                       30                20
Marketing expenses                                 313               261
Interest expense                                    78               123
Corporate member services                          430               321
General and administrative expenses              1,032             1,182
Restructuring costs                                                  111
                                               -------           -------
      Total Expenses                            10,703            10,814
                                               -------           -------

Income Before Taxes                              1,313             1,233
Provision for income taxes                        (510)             (494)
                                               -------           -------
      Net Income                               $   803           $   739
                                               =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995, filed with the SEC on September 28, 1995.

All capitalized terms, as used herein, have the same meaning as those defined in
Item 1 -- Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Losses and Negative Cash Flow. Since emerging from bankruptcy on December 31, 1991, the Company has decreased its total indebtedness by $43.1 million, decreased its annualized operating expenses by $33.0 million (29%), and implemented the TTN Alliance Program under which certain campground members voluntarily increased their annual dues by an aggregate of $2.1 million.
Despite these improvements, the Company is still experiencing losses and negative operating cash flow, which is the cash flow from operating activities before the principal collections on the contracts receivable portfolio. The Company has funded this cash flow deficiency with the collections from the contracts receivable portfolio, which the Company is no longer replenishing materially.

The Company has attempted to reverse its losses and negative operating cash flow primarily by reducing expenses and attempting to increase revenues from its existing membership base. The Company began instituting cost reduction measures in fiscal 1992. These measures have included deferring maintenance at the campgrounds and resorts, restructuring the sales and marketing departments, laying off sales and marketing employees, consolidating departments, and reducing staffing levels. In addition, the Company has removed nine campgrounds from the system. The Company has also reduced service levels at the campgrounds and changed to seasonal operations at certain campgrounds.

In addition to these cost-reduction measures, the Company has focused on ways to increase ongoing revenue through member dues and ancillary revenue. In fiscal 1993 and 1994, the Company increased the dues of certain members because the dues had not been increased in the past to the extent permitted, and also implemented the TTN Alliance Program mentioned above, which increased annual dues revenue by an aggregate of $2.1 million. The Company has also attempted to expand its ancillary sources of revenue at the campgrounds.

Declining Membership Base. The Company's membership base has declined from 167,000 at December 31, 1991 to 135,000 at September 30, 1995 (19%), and the
membership base is presently declining at the rate of approximately 10% per year. The Company attributes this decline to its older membership base and to the Company's low level of membership sales during the period. During the last two fiscal years, the Company has increased its sales and marketing efforts in an attempt to replenish the Company's membership base. However, unless the Company is able to significantly increase its campground membership sales from current levels, its membership base will continue to decrease. Although the issue is not free from doubt, the Company believes that its declining membership base will stabilize over the next few years at a level substantially below the current level as the Company begins to realize results from its sales and marketing efforts.

Current Operating Strategy. The Company's current strategy is to continue to improve its ongoing operations, attempt to replenish its campground membership base through increased sales and marketing efforts, and determine the appropriate level at which ongoing operations should be continued. In this regard, the Company intends to "down-size" its business by implementing additional cost reduction measures as its membership base continues to decline. These cost reduction measures will likely include the closure of additional campgrounds, additional reductions in service levels at certain campgrounds, and decreased general and administrative expenses. These cost reduction measures may adversely affect the collectibility of the dues and contracts receivable and accelerate the rate at which the Company is losing members.

Negative Interest Spread. The Company is highly leveraged and its interest expense exceeds its interest income by a significant amount. This negative interest spread was $2.8 million for the three months ended September 30, 1995, and at the current level of operations, is expected to increase from $11.0 in fiscal 1995 to $11.8 million in fiscal 1996. This negative interest spread will continue to increase in the future because the contracts receivable portfolio is diminishing at a significantly faster rate than the Company is able to retire debt. Moreover, as the Company invests the collections on its contracts receivable portfolio at significantly lower interest rates than the contracts receivable portfolio yields, the growing spread between the interest received on the contracts receivable and the interest paid on the Secured Notes will adversely affect this negative interest spread.

Required Recapitalization or Reorganization. The Company is highly leveraged. As of September 30, 1995, the Company had outstanding debt of $113.4 million (excluding trade payables and the discount on the Secured Notes) and an equity deficit of $31.0 million. In addition, since the Company's emergence from bankruptcy, the Company's earnings have been insufficient to cover its fixed charges. Based upon its current business plan, the Company believes that its future cash flow will be insufficient to enable it to repay the balance of its outstanding Secured Notes at maturity on July 15, 1998. Moreover, no assurance exists that the Company's future cash flow and results of operations will enable it to make the mandatory redemptions of Secured Notes required by the Indenture on July 15, 1996 and 1997. In addition, the Company presently expects that it will default under the financial covenants in the Indenture for the Secured Notes at the September 30, 1996 measurement date, unless a waiver is obtained. Consequently, the Company believes a recapitalization or reorganization of the Company and its subsidiaries will be required by no later than fiscal 1997. The Company presently intends to discuss recapitalization or reorganization alternatives with the holders of its Secured Notes during fiscal 1996.

Any recapitalization or reorganization would likely dilute substantially or could eliminate the interests of the holders of the Company's common stock. There is no assurance that the Company will be able to accomplish a timely recapitalization or reorganization, or that the terms of a recapitalization or reorganization would be favorable to the holders of the Company's securities.

Cash. On September 30, 1995, the Company had $20.9 million of cash and cash equivalents, a decrease of $29.7 million during the three month period. The Company's cash declined primarily because $18.6 million was used to make a mandatory redemption of Secured Notes on July 15, 1995, and $10.9 million was used in operating activities, which included a $7.6 million semi-annual interest payment on the Secured Notes.

The Company's principal sources of operating cash for the three months were $5.0 million in principal and interest collections on receivables and $16.5 million in dues collections and other campground and resort revenues. Principal uses of operating cash for the three months were $17.1 million in operating expenses, $3.4 million in general and administrative expenses (including corporate member services costs), $2.6 million in insurance premiums, and $7.8 million in interest payments, principally related to the Secured Notes.

Excluding $3.4 million of principal collections on its contracts receivable, the Company had negative cash flow from operations of $14.3 million for the three months ended September 30, 1995. The Company generally experiences higher negative cash flow during the first fiscal quarter due to the timing of billings and collections on dues and a semi-annual payment of interest on the Secured Notes. The Company estimates that its overall cash flow for fiscal 1996 will be negative because of the $18.6 million used for the mandatory redemption of Secured

Notes in July 1995. Receivable collections will continue to be used to fund the Company's negative cash flow from operations during the current fisal year. In the long term, however, because new membership sales are not materially replenishing the contracts receivable, the Company will be unable to cover negative cash flow through receivable collections, which will continue to diminish.

Management anticipates the following significant expenditures during the remainder of the fiscal year (in millions):

     .  Semi-annual interest payment on the Secured Notes due
        January 15, 1996                                         $6.5
     .  Capital improvements, maintenance, and repairs for
        campground operations                                     3.6
     .  Capital improvements to fulfill HUD obligations and
        to facilitate the sale of resort assets                    .3
     .  Selling and marketing efforts                             3.0
                                                                -----
                                                                $13.4
                                                                =====

All of these expenditures will be funded primarily from the Company's cash reserves and collections of principal and interest on its contracts receivable, which collections are estimated to be approximately $9.6 million for the remainder of fiscal 1996.

Moreover, on July 15, 1996, the Company will be required to redeem an additional $18.6 million of Secured Notes and make a $6.5 million semi-annual interest payment on the Secured Notes. There is no assurance that the Company will have the funds to make these payments.

In addition to the above-described expenditures, the Company may from time to time repurchase up to $10 million principal amount of Secured Notes in the market if it believes market conditions are favorable.

The Indenture limits the type of investments in which the Company may invest its available cash, resulting in a relatively low yield. Investments of cash had a weighted average yield of 5.8% at September 30, 1995.

Under the terms of the Indenture, cash that the Company and its subsidiaries hold other than for operations, is generally deposited in accounts that are pledged for the benefit of the holders of the Secured Notes. Prior to certain defaults concerning nonpayment of principal or interest or failure to comply with certain material covenants, including the financial covenants, the Indenture permits the Company to withdraw money from these accounts and deposit such money in an operating account for use in the Company's business. Should such a default exist, the Indenture prohibits the Company from making withdrawals from these accounts, except withdrawals used for the payment of Secured Notes, withdrawals used for the payment of certain insurance premiums, and a one-time withdrawal in an amount equal to $5.0 million, minus the amount of funds in the operating account. The latter withdrawal would be insufficient to sustain continued operations.

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets decreased by $31.3 million during the three months ended September 30, 1995. Cash decreased by $29.7 million as discussed above. Contracts receivable decreased by $3.0 million primarily due to $3.4 million in cash collections offset by $312,000 related to the amortization of the allowances for interest discount and collection costs and valuation allowance. In addition, accounts and dues receivable declined by $514,000 due primarily to the timing of dues collections and the receipt of certain payroll tax refunds during the period. These decreases were partially offset by (i) a $1.3 million increase in inventory and other current assets resulting primarily from insurance premiums for fiscal 1996 that were paid in the first quarter, and (ii) a

$1.4 million increase in restricted cash resulting primarily from a $1.5 million cash deposit made to obtain a standby letter of credit that secures the obligations of the Company under the employment agreement with the Company's Chief Executive Officer.

Total liabilities decreased by $30.1 million during the three months ended September 30, 1995. Secured Notes decreased by $17.6 million as a result of the $18.6 million mandatory redemption of Secured Notes in July 1995, partially offset by amortization of the discount during the period. Accounts payable decreased by $2.0 million, due primarily to the seasonal nature of the Company's operations, and accrued interest on the Secured Notes declined by $4.3 million due to the timing of the semi-annual interest payments. In addition, deferred membership dues revenue declined by $6.2 million due to revenue recognized in excess of cash collections during the period.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 and 1994

Net Loss. The Company reported a net loss of $1.2 million or $.32 per share on revenues of $24.9 million for the three months ended September 30, 1995. This compares with a net loss of $2.7 million or $.74 per share on revenues of $25.1 million for the same period last year. Although revenues declined slightly during the current period, there were greater decreases in expenses, principally interest and general and administrative costs, which were primarily responsible for the improvement in results. The Company expects to report a net loss for fiscal 1996.

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the three months ended September 30, 1995:


                                                             Three Months Ended September 30, 1995
                                                             -------------------------------------
                                                                Campgrounds    Resorts    Total
                                                                -----------    -------    -----
OPERATIONS
  Membership dues                                                  $ 10,126              $ 10,126
  Other campground/resort revenues                                    6,507    $ 2,334      8,841
  Campground ancillary expenses                                      (3,182)               (3,182)
  Other operating expenses                                          (11,048)    (2,372)   (13,420)
                                                                   --------    -------   --------
Operating profit (loss)                                               2,403        (38)     2,365
                                                                   --------    -------   --------
SALES
  Memberships                                                           874                   874
  Resort interests                                                                 487        487
                                                                   --------    -------   --------
Total sales                                                             874        487      1,361
                                                                   --------    -------   --------
  Selling                                                              (702)      (250)      (952)
  Doubtful accounts provision                                            (5)        (4)        (9)
  Cost of sales                                                         (40)       (60)      (100)
  Marketing                                                            (413)                 (413)
                                                                   --------    -------   --------
Total expenses                                                       (1,160)      (314)    (1,474)
                                                                   --------    -------   --------
Net profit (loss) on sales                                             (286)       173       (113)
                                                                   --------    -------   --------
RESORT PARKS INTERNATIONAL
  Fee income                                                          1,200                 1,200
  Cost of operations                                                   (552)                 (552)
                                                                   --------    -------   --------
RPI net contribution                                                    648                   648
                                                                   --------    -------   --------

OPERATING INCOME BEFORE CORPORATE OVERHEAD
 AND OTHER REVENUES AND EXPENSES                                     $2,765       $135      2,900
                                                                   ========    =======   --------
OTHER REVENUES AND EXPENSES
  Interest income                                                                           1,775
  Interest expense and amortization of debt discount
   and consent fees                                                                        (4,610)
  Corporate member services                                                                  (545)
  General and administrative expenses                                                      (2,432)
  Gain on asset sales                                                                         256
  Other income                                                                              1,302
                                                                                         --------
OPERATING LOSS BEFORE TAXES                                                               ($1,354)
                                                                                         ========

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the three months ended September 30, 1994:



                                                       Three Months Ended September 30, 1994
                                                       -------------------------------------
                                                           Campgrounds   Resorts   Total
                                                           -----------   -------   -----
OPERATIONS
  Membership dues                                            $ 10,456             $ 10,456
  Other campground/resort revenues                              6,450   $ 2,516      8,966
  Campground ancillary expenses                                (2,735)              (2,735)
  Operating expenses                                          (11,429)   (2,473)   (13,902)
                                                             --------   -------   --------
Operating profit                                                2,742        43      2,785
                                                             --------   -------   --------
SALES
  Memberships                                                     557                  557
  Resort interests                                                          692        692
                                                             --------   -------   --------
Total sales                                                       557       692      1,249
                                                             --------   -------   --------
  Selling                                                        (474)     (281)      (755)
  Doubtful accounts provision                                      (2)       (5)        (7)
  Cost of sales                                                   (44)     (160)      (204)
  Marketing                                                      (435)                (435)
                                                             --------   -------   --------
Total expenses                                                   (955)     (446)    (1,401)
                                                             --------   -------   --------
Net profit (loss) on sales                                       (398)      246       (152)
                                                             --------   -------   --------
RESORT PARKS INTERNATIONAL
  Fee income                                                    1,273                1,273
  Cost of operations                                             (767)                (767)
                                                             --------   -------   --------
RPI net contribution                                              506                  506
                                                             --------   -------   --------
OPERATING INCOME BEFORE CORPORATE OVERHEAD
AND OTHER REVENUES AND EXPENSES                              $  2,850   $   289      3,139
                                                             ========   =======   --------
OTHER REVENUES AND EXPENSES
  Interest income                                                                    2,486
  Interest expense and amortization of debt discount
   and consent fees                                                                 (5,237)
  Corporate member services                                                           (459)
  General and administrative expenses                                               (3,071)
  Restructuring costs                                                                 (215)
  Gain on asset sales                                                                   30
  Other income                                                                         683
                                                                                  --------
OPERATING LOSS BEFORE TAXES                                                        ($2,644)
                                                                                  ========

Campground Operations. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. Historically, the majority of the Company's sales and marketing efforts have occurred during the summer.

Campground membership dues revenue was $10.1 million for the three months ended September 30, 1995, compared with $10.5 million for the same period last year. The decrease is mainly attributable to a decline in the membership base.

Other campground revenues remained relatively constant at approximately $6.5 million for the three months ended September 30, 1995 and 1994. Similarly, campground operating expenses remained relatively constant at approximately $14.2 million for the three months ended September 30, 1995 and 1994. However, the Company has made or intends to make significant operational changes at the campgrounds in fiscal 1996, including the closure of two campgrounds, reductions in service levels at certain campgrounds, and the change to seasonal operations at certain other campgrounds. These operational changes should result in lower operating expenses for the remainder of fiscal 1996, compared with the prior year.

In April 1992, the Company suspended the sale of new campground memberships because its sales program was operating at a loss and with negative cash flow. In the fall of 1992, the Company began to assist campground members desiring to sell their memberships in the secondary market. During fiscal 1994, as part of its focus on ongoing revenues from campground operations, the Company determined that it should increase its sales and marketing efforts in order to replenish its campground membership base. As a result, in May 1994, the Company instituted a new sales program under which it began selling new campground memberships on a limited basis. Since that time, the Company has been testing membership sales programs and revising them based on results and its ongoing market research. The Company significantly increased its sales and marketing efforts for the summer of 1995.

During the summer of 1995 (June through September), the Company sold 1,320 new memberships at an average sales price of $836 and an average annual dues level of $277. Although the volume of membership sales was low, it was almost four times greater than the number of comparable memberships sold during the summer of 1994. In addition, the Company believes that it has improved the efficiency of its sales processes. For example, the Company generated 10% more sales reservations during the summer of 1995, compared with the summer of 1994, and 12% of the people making reservations purchased a membership during the summer of 1995, compared with 3% during the summer of 1994. Similarly, the percentage of people who purchased a membership after attending a sales presentation increased to 28% from historical levels of 10%. Given these improvements in its sales processes, the Company believes that it may be able to increase the level of membership sales in the future.

Campground membership sales revenue was $874,000 for the three months ended September 30, 1995, compared with $557,000 for the same period last year. The Company's selling and marketing expenses exceeded its sales revenue by $241,000 and $352,000, respectively, during the two periods. These expenses exceeded revenues due to the low volume of sales and the increased sales and marketing efforts discussed above.

The Company's marketing efforts require significant expense, and there is no assurance that they will produce additional revenues. Consequently, in the short-term, the Company expects its sales and marketing efforts to continue to adversely affect its results.

The Company has the capacity to sell approximately 59,000 additional new memberships in the future, assuming the sale of ten memberships for each campsite. Any down-sizing of the Company's business would reduce this capacity.

Campground Management. During fiscal 1994, a wholly owned subsidiary of the Company, Wilderness Management, began to manage public campgrounds for the U.S. Forest Service. As of September 30, 1995, Wilderness Management had entered into management contracts covering 26 campgrounds containing a total of 1,002 campsites. Pursuant to these contracts, the Company incurs the expenses of operating the campgrounds and receives the related revenues, net of a fee paid to the Forest Service. For the three months ended September 30, 1995, the Company recognized a net contribution of $111,000 on revenues of $541,000 from these operations, compared with a net contribution of $84,000 on revenues of $378,000 for the same period last year. The Company presently anticipates that these operations will result in a positive net contribution for the full fiscal year.

Full Service Resort Operations. The direct operating expenses of the full service resorts exceeded revenues by $38,000 for the three months ended September 30, 1995, compared with a contribution of $43,000 for the same period last year. The decline in results is primarily due to lower rental revenue as a result of the sale of a motel and certain Company-owned condominiums at selected resorts, and lower management fee revenue in the current period. Management fee revenue was higher in the prior period due to the collection of certain aged accounts during that period. Timeshare management operations produced a net contribution of $122,000 for the three months ended September 30, 1995, compared with a net contribution of $141,000 for the same period last year.

Since June 1992, the Company has been actively selling its timeshare and lot inventory at substantially reduced prices in order to reduce the carrying costs on the unsold inventory, increase management fees, and eliminate the Company's requirement to pay dues to the timeshare associations on unsold units.
Timeshare and lot sales were $487,000 for the three months ended September 30, 1995, compared with $692,000 for the same period last year. The related selling expenses were 51% of sales for the three months ended September 30, 1995, compared with 41% of sales for the same period last year. Selling expenses as a percentage of sales were higher in the current period because of the lower sales volume and certain fixed selling costs. The cost of sales as a percentage of sales was 12% for the three months ended September 30, 1995, compared with 23% for the same period last year. As of September 30, 1995, there were approximately 1,700 timeshare weeks available for sale out of a total of 32,000.

The Company presently plans to dispose of a substantial portion of the remaining resort assets over the next several years, and currently has a contract to sell the country club and golf operations at one resort which, if completed, will result in a gain of approximately $2.0 million. The sale transaction is scheduled to close in fiscal 1996, although it is not assured. In addition, no assurance exists that the Company will be able to locate a buyer for any of the remaining resort assets or that sales on acceptable terms can be effected.

Resort Parks International. RPI produced a net contribution of $648,000 during the three months ended September 30, 1995, compared with $506,000 for the same period last year. The increase in the net contribution for the current period was due primarily to lower marketing and labor costs. RPI members pay a fee to RPI that entitles them to use any of the participating facilities, subject to certain limitations.

Negative Interest Spread. Interest expense exceeded interest income by approximately $2.8 million for the three months ended September 30, 1995 and 1994. The Company anticipates that, at the current level of operations, the negative interest spread will increase from $11.0 million for fiscal 1995 to $11.8 million for fiscal 1996, because the receivable portfolio is declining at a significantly faster rate than the Company is able to retire debt. This negative interest spread is expected to continue to increase thereafter as the portfolio continues to decline.

Interest income decreased by $711,000 for the three months ended September 30, 1995, compared with the same period last year, due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable and a $29.7 million decrease in the cash balance during the three months ended September 30, 1995.

Interest expense decreased by $627,000 for the three months ended September 30, 1995, compared with the same period last year, due primarily to the decrease in the outstanding Secured Notes because of the $18.6 million mandatory redemption of Secured Notes in July 1995, and scheduled repayments of notes payable.

Gain on Asset Sales. The Company recognized a gain on the sale of assets of $256,000 for the three months ended September 30, 1995, compared with $30,000 for the same period last year. The increase in the current period relates primarily to the timing of asset sales. Over the next several years, the Company intends to dispose of a substantial portion of its remaining assets at the full service resorts, any campgrounds that are closed as the Company down-sizes, and other undeveloped land and excess acreage associated with the campgrounds. The Company currently has a contract to sell the country club and golf operations at one of the full service resorts, as discussed above.

Other Income. Other income generally consists of certain non-recurring items, transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, settlements received on defaulted contracts, and subscription fees received from members who subscribe to the Company's member magazine. In addition, the Company may begin charging members for making more than five reservations in a given year.

Other income was $1.3 million for the three months ended September 30, 1995, compared with $683,000 for the same period last year. The increase in the current period was due primarily to an increase in income from recoveries on canceled contracts as a result of increased use of outside collection agencies.

Other Expenses. General and administrative expenses were $2.4 million for the three months ended September 30, 1995, compared with $3.1 million for the same period last year. The decrease in the current period was due primarily to cost reductions implemented in fiscal 1995. Corporate member services costs were $545,000 for the three months ended September 30, 1995, compared with $459,000 for the same period last year. The increase in the current period was due primarily to increases in the cost of producing the Company's member magazine.

The Company incurred $215,000 in restructuring expenses during the three months ended September 30, 1994, related to the relocation of certain of its administrative functions to Dallas, Texas. See Note 2 to the consolidated financial statements included in Item 1.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 1995.

EXHIBITS

No.             Description
----            -----------

27.1            Financial Data Schedule

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           USTRAILS INC.


Date:  November 9, 1995     By:  /s/ Harry J. White, Jr.
                               ---------------------------
                               Harry J. White, Jr.
                               Vice President, Chief Financial Officer, and
                               Chief Accounting Officer

                                 EXHIBIT INDEX



 No.                              Description                    Page
-----                             -----------                    ----

27.1         Financial Data Schedule                              27