Form 10-Q
period 1995-12-31
USTRAILS INC
filed 1996-02-12
CIK 806087

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               DECEMBER 31, 1995

                        Commission File Number 0-19743


                                 USTRAILS INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          NEVADA                                         75-2138671
-----------------------------                -----------------------------------
(State or Other Jurisdiction)                 (IRS Employer Identification No.)
of Incorporation or Organization


2711 LBJ FREEWAY, SUITE 200, DALLAS, TEXAS                  75234
--------------------------------------------------------------------------------
(Address of Principal Executive Offices                   (Zip Code)

Registrant's Telephone Number, Including Area Code: (214)243-2228
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No  _____
                                    -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes  X    No   ______
                                   -----

The number of shares of Common Stock, par value $.01, issued and outstanding as of February 9, 1996 was 3,702,726.


                   Page 1 of 42 sequentially numbered pages.


                         Exhibit Index is at page 34.

                                 USTRAILS INC.

                                           INDEX
                                                                                         Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets at December 31, 1995
             and June 30, 1995.............................................................3

            Consolidated Statements of Operations for the six
             months ended December 31, 1995 and December 31, 1994..........................4

            Consolidated Statements of Operations for the three
             months ended December 31, 1995 and December 31, 1994..........................5

            Consolidated Statement of Stockholders' Deficit
             for the six months ended December 31, 1995....................................6

            Consolidated Statements of Cash Flows for the six months
             ended December 31, 1995 and December 31, 1994.................................7

            Notes to Consolidated Financial Statements.....................................9

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................................17


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................................31

   Item 4.  Submission of Matters to a Vote of Security-Holders...........................31

   Item 6.  Exhibits and Reports on Form 8-K..............................................32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        USTRAILS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                   ASSETS                                       December 31,       June 30,
                                   ------                                           1995             1995
                                                                                ------------     ------------
                                                                                 (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                       $30,105          $50,596
   Current portion of receivables, net of allowance and discount of
    $4.7 million and $5.3 million                                                    4,043            5,376
   Accounts and dues receivable, net                                                 1,868            3,017
   Inventory and other current assets                                                3,582            2,353
                                                                                ------------     ------------
       Total Current Assets                                                         39,598           61,342
   Restricted cash                                                                   2,963            1,629
   Receivables, net of allowance and discount of $10.1 million and
    $11.4 million                                                                    8,953           13,322
   Campground real estate                                                           13,700           15,331
   Resort real estate                                                                1,255            1,352
   Buildings and equipment, net of accumulated depreciation of
    $9.7 million and $8.4 million                                                   30,515           32,039
   Land held for sale                                                                7,985            8,341
   Other assets                                                                      2,539            2,530
                                                                                ------------     ------------
       Total Assets                                                               $107,508         $135,886
                                                                                ============     ============
                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                                 $2,152           $3,740
   Accrued interest on Secured Notes                                                 5,985            7,008
   Other accrued liabilities                                                         6,843            8,140
   Current portion of long-term debt--
    Secured Notes, net of discount of $3.0 million and $.2 million                  22,933           18,398
    Notes payable                                                                    1,069            3,537
   Accrued construction costs                                                        3,184            3,454
   Deferred membership dues revenue                                                 15,507           18,622
                                                                                ------------     ------------
       Total Current Liabilities                                                    57,673           62,899
   Secured Notes, net of discount of $6.9 million and $11.7 million                 76,022           97,092
   Notes payable                                                                       922            1,216
   Other liabilities                                                                 4,593            4,500
                                                                                ------------     ------------
       Total Liabilities                                                           139,210          165,707
                                                                                ------------     ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
   Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
   Common stock, $.01 par value, 15,000,000 shares authorized,
    3,702,726 shares issued and outstanding                                             37               37
   Additional paid-in capital                                                       17,549           17,549
   Accumulated deficit subsequent to December 31, 1991, date of
    emergence from bankruptcy (total deficit eliminated $51,752)                   (49,173)         (47,288)
   Cumulative currency translation adjustment                                         (115)            (119)
                                                                                ------------     ------------
       Total Stockholders' Deficit                                                 (31,702)         (29,821)
                                                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $107,508         $135,886
                                                                                ============     ============

 The accompanying notes are an integral part of these consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                                                For the six months ended December 31,
                                                                -------------------------------------
                                                                     1995                   1994
                                                                --------------         --------------
REVENUES
    Membership dues                                                 $20,043                $20,861
    Other campground/resort revenue                                  12,954                 12,939
    Membership and resort interest sales                              1,921                  2,525
    RPI membership fees                                               2,234                  2,382
    Interest income                                                   3,404                  4,903
    Gain on asset dispositions                                          918                    478
    Other income                                                      2,207                  1,374
                                                                --------------         --------------
        Total Revenues                                               43,681                 45,462
                                                                --------------         --------------
EXPENSES
    Campground/resort operating expenses                             27,165                 29,499
    Selling expenses                                                  1,708                  1,332
    Provision for doubtful accounts                                      11                     14
    Cost of sales                                                        97                    361
    Marketing expenses                                                  663                    876
    RPI membership expenses                                           1,173                  1,396
    Corporate member services                                           904                  1,015
    Interest expense and amortization of debt discount
     and consent fees                                                 9,041                 10,404
    General and administrative expenses                               4,941                  5,779
    Restructuring costs                                                                        555
                                                                --------------         --------------
        Total Expenses                                               45,723                 51,231
                                                                --------------         --------------

LOSS BEFORE INCOME TAXES                                             (2,042)                (5,769)
    Income tax (provision) benefit                                      157                   (157)
                                                                --------------         --------------
NET LOSS                                                            ($1,885)               ($5,926)
                                                                ==============         ==============
PRIMARY AND FULLY DILUTED NET LOSS PER SHARE                          ($.51)                ($1.60)
                                                                ==============         ==============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                         3,703                  3,703
                                                                ==============         ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                                                For the three months ended December 31,
                                                                ---------------------------------------
                                                                      1995                   1994
                                                                ----------------       ----------------
REVENUES
    Membership dues                                                 $9,917                  $10,405
    Other campground/resort revenue                                  4,113                    3,973
    Membership and resort interest sales                               560                    1,276
    RPI membership fees                                              1,034                    1,109
    Interest income                                                  1,629                    2,417
    Gain on asset dispositions                                         662                      448
    Other income                                                       905                      691
                                                                ----------------       ----------------
        Total Revenues                                              18,820                   20,319
                                                                ----------------       ----------------
EXPENSES
    Campground/resort operating expenses                            10,563                   12,862
    Selling expenses                                                   756                      577
    Provision for doubtful accounts                                      2                        7
    Cost of sales                                                       37                      157
    Marketing expenses                                                 210                      441
    RPI membership expenses                                            621                      629
    Corporate member services                                          359                      556
    Interest expense and amortization of debt discount
     and consent fees                                                4,431                    5,167
    General and administrative expenses                              2,529                    2,708
    Restructuring costs                                                                         340
                                                                ----------------       ----------------
        Total Expenses                                              19,508                   23,444
                                                                ----------------       ----------------

LOSS BEFORE INCOME TAXES                                              (688)                  (3,125)
    Income tax provision                                               (16)                     (55)
                                                                ----------------       ----------------
NET LOSS                                                             ($704)                 ($3,180)
                                                                ================       ================
PRIMARY AND FULLY DILUTED NET LOSS PER SHARE                         ($.19)                   ($.86)
                                                                ================       ================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                        3,703                    3,703
                                                                ================       ================

 The accompanying notes are an integral part of these consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1995
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                    Cumulative
                                                                                     Foreign
                                                       Additional                    Currency
                                          Common        Paid-In      Accumulated    Translation
                                          Stock         Capital        Deficit       Adjustment       Total
                                      ---------------------------------------------------------------------------
BALANCE, June 30, 1995                     $37          $17,549       ($47,288)        ($119)       ($29,821)

Foreign currency translation
 adjustment                                                                                4               4

Net loss for the six months ended
 December 31, 1995                                                      (1,885)                       (1,885)
                                      -------------  -------------  -------------  -------------  -------------

BALANCE, December 31, 1995                 $37          $17,549       ($49,173)        ($115)       ($31,702)
                                      =============  =============  =============  =============  =============






The accompanying notes are an integral part of these consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                For the six months ended December 31,
                                                                -------------------------------------
                                                                      1995                 1994
                                                                ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Collections of principal on receivables                           $6,434              $9,348
    Interest received on receivables                                   3,028               4,220
    Interest paid                                                     (7,757)             (7,957)
    General and administrative, corporate member services and
     restructuring costs                                              (6,466)             (8,486)
    Cash collected from operations, including deferred revenue        34,843              34,787
    Cash from sales of memberships and resort interests
     at the point of sale                                              1,816               2,231
    Expenditures for property operations                             (27,338)            (27,082)
    Expenditures for sales and marketing                              (2,486)             (2,221)
    Expenditures for insurance premiums                               (2,926)             (3,624)
    Refund (payment) of income taxes                                     120                (157)
    Deposit made to secure standby letter of credit                   (1,500)
    Other, net                                                           394                (214)
                                                                ----------------     ----------------
Net cash provided by (used in) operating activities                   (1,838)                845
                                                                ----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital and HUD-related expenditures                                (637)             (3,376)
    Proceeds from asset sales                                            827                 670
                                                                ----------------     ----------------
Net cash provided by (used in) investing activities                      190              (2,706)
                                                                ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Mandatory redemption of Secured Notes                            (18,599)
    Repayment of notes payable                                          (244)               (202)
                                                                ----------------     ----------------
Net cash used in financing activities                                (18,843)               (202)
                                                                ----------------     ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                (20,491)             (2,063)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                               50,596              50,059
                                                                ----------------     ----------------
    End of period                                                    $30,105             $47,996
                                                                ================     ================

                                  -continued-

                        USTRAILS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        For the six months ended December 31,
                                                                        -------------------------------------
                                                                              1995                 1994
                                                                        ----------------     ----------------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
Net loss                                                                     ($1,885)             ($5,926)
                                                                         ----------------     ----------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES --
    Depreciation                                                               1,444                1,251
    Provision for doubtful accounts                                               11                   14
    Cost of sales                                                                 97                  361
    Amortization of interest yield, collection costs and
     valuation allowance                                                        (578)                (775)
    Amortization of debt discount and consent fees                             2,252                2,422
    Gain on asset dispositions                                                  (918)                (478)
    Increase in restricted cash                                               (1,334)                (161)
    Decrease in receivables                                                    6,269                9,274
    Increase in other assets                                                    (277)              (1,313)
    Increase (decrease) in accounts payable                                   (1,588)                 689
    Decrease in accrued interest on Secured Notes                             (1,023)
    Decrease in deferred membership dues revenue                              (3,115)              (2,254)
    Decrease in other liabilities                                             (1,204)              (2,331)
    Other                                                                         11                   72
                                                                         ----------------     ----------------
    Total adjustments                                                             47                6,771
                                                                         ----------------     ----------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      ($1,838)                $845
                                                                         ================     ================

The accompanying notes are an integral part of these consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (Unaudited)

GENERAL

USTrails Inc. and its subsidiaries (the "Company") own and operate a system of 60 membership-based campgrounds located in 20 states and British Columbia, Canada. In addition, the Company manages timeshare facilities and owns certain real estate at eight full service resorts located in seven states and owns and operates the resort amenities at one of these locations. The Company also provides a reciprocal use program for members of approximately 330 recreational facilities. The campground business represents the most significant portion of the Company's business comprising 80% of the Company's operating revenues in fiscal 1996. The full service resort and reciprocal use businesses provided the remaining 20%. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, and management fees, guest fees and other fees and revenues received from the campground and resort operations.

The accompanying consolidated financial statements include the accounts of USTrails Inc. and its wholly owned subsidiaries, National American Corporation and its subsidiaries ("NACO"), Thousand Trails, Inc. and its subsidiaries ("Trails"), Shorewood Corporation, which does business as Resort Parks International ("RPI"), and UST Wilderness Management Corporation ("Wilderness Management").

The accompanying consolidated financial statements of the Company have not been examined by independent accountants, but in the opinion of management, the unaudited interim financial statements furnished herein reflects all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature, except for the item described in Note 2.

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three and six month periods ended December 31, 1995 and 1994, and in the consolidated balance sheet at June 30, 1995. Certain prior amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Effective July 1, 1995, the Company made the decision to discontinue its practice of amortizing campground real estate by recording a cost of sales charge in connection with new campground membership sales. The Company will discontinue this practice as long as the number of membership cancellations exceeds the number of new memberships sold, and the Company's membership base continues to decline.

Net loss per common share is computed based on weighted average common shares outstanding. Warrants outstanding as well as common stock equivalents that would be assumed to be outstanding are excluded from the net loss per common share computation as they would be antidilutive. The Indenture governing the Company's 12% Secured Notes Due 1998 and Additional Series 12% Secured Notes Due 1998 (collectively, the "Secured Notes") prohibits the payment of dividends and, accordingly, no dividends were paid during the periods presented.

NOTE 2 -- RESTRUCTURING COSTS

The Company incurred $555,000 in restructuring expenses during the six months ended December 31, 1994, related to the relocation of certain administrative functions to Dallas, Texas.

NOTE 3 -- CONTINGENCIES AND GOING CONCERN

CONTINGENCIES

Self Insurance
--------------
During the year ended June 30, 1994, the Company began to self-insure general liability losses up to $250,000 per occurrence, with an annual aggregate of $2.8 million. As of December 31, 1995, the Company had insurance policies which provided excess coverage up to $27 million per occurrence and aggregate. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks of $2.0 million at December 31, 1995, which is included in other liabilities in the accompanying consolidated balance sheets. This liability is determined based on actuarial estimates.

Membership Base
---------------
The Company derives a significant portion of its ongoing operating revenue from its campground members (80% in fiscal 1996). The Company's membership base has declined from 167,000 at December 31, 1991 to 133,000 at December 31, 1995 (20%), and the membership base is expected to decline at the rate of approximately 8% during the balance of fiscal 1996. The Company attributes this decline to its older membership base and to the Company's low level of membership sales during the period. During the last two fiscal years, the Company has increased its sales and marketing efforts in an attempt to replenish the Company's membership base. However, unless the Company is able to significantly increase its campground membership sales from current levels its membership sales base will continue to decrease. Although the issue is not free from doubt, the Company believes that its declining membership base will stabilize over the next few years at a level substantially below the current level as it begins to realize results from its sales and marketing efforts.

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

Litigation
----------
Oregon and California Attorney General Matters. During fiscal 1994, the
-----------------------------------------------
Attorneys General of Oregon and California threatened to commence lawsuits against the Company as a result of its practice of charging a cancellation fee in connection with the cancellation of paid-in-full memberships. The Attorneys General alleged that paid-in-full memberships may be terminated by the member at any time by simply giving notice to the Company, and that it is an unlawful trade practice for the Company to insist upon payment of a cancellation fee. In September 1994, the Company agreed to change its practice and no longer require a cancellation fee. The

Company has entered into an Assurance of Voluntary Compliance with the Oregon Attorney General regarding its cancellation policy. The Company has negotiated a preliminary agreement with the California Attorney General which provides that the Company will enter into a consent judgment regarding its cancellation policy and also refund certain amounts to members. This preliminary agreement is subject to negotiation of definitive documentation. Management does not believe that the resolution of these matters will have a material adverse effect upon the Company's operations or financial position.

During the second quarter of fiscal 1996, the California Attorney General also threatened to commence a lawsuit against the Company as a result of its closure of two campgrounds in California during the quarter. The Attorney General alleged that the Company failed to provide a comparable substitute campground as required by California law. The Company is presently attempting to negotiate a settlement of this matter with the Attorney General. Although these discussions are at an early stage , management does not believe that the resolution of this matter will have a material adverse effect upon the Company's operations or financial position.

The Company is involved in certain other litigation and is subject to certain claims arising from the normal course of business. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's operations or financial position.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is highly leveraged. As of December 31, 1995, the Company had outstanding debt of $110.8 million (excluding trade payables and the discount on the Secured Notes) and an equity deficit of $31.7 million. In addition, since the Company's emergence from bankruptcy, the Company's earnings have been insufficient to cover its fixed charges. Based upon its current business plan, the Company believes that its future cash flow will be insufficient to enable it to repay the balance of its outstanding Secured Notes at maturity on July 15, 1998. Moreover, no assurance exist that the Company's future cash flow and results of operations will enable it to make the mandatory redemptions of Secured Notes required by the Indenture on July 15, 1996 and 1997. In addition, the Company presently expects that it will default under the financial covenants in the Indenture for the Secured Notes at the September 30, 1996 measurement date, unless a waiver is obtained. Consequently, the Company believes that a recapitalization or reorganization of the Company and its subsidiaries will be required by no later than fiscal 1997. The Company presently intends to discuss recapitalization and reorganization alternatives with the holders of its Secured Notes prior to June 30, 1996.

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

NOTE 4 -- NACO AND TRAILS

The Company has granted, subject to certain limitations, security interests in substantially all of its assets, including the capital stock of its subsidiaries, to secure the Secured Notes. In addition, all of the Company's subsidiaries, other than an immaterial utility subsidiary, have guaranteed the obligations of the Company under the Secured Notes and, subject to certain limitations, have granted security interests in substantially all of their assets to secure their guarantees. A guarantee by a subsidiary of the obligation of its parent may be voided, in whole or in part, if the creditors of the subsidiary, a trustee in bankruptcy of the subsidiary, or the subsidiary itself as the debtor-in-possession in bankruptcy, determine that, among other things, the subsidiary received less than reasonably equivalent value in exchange for the guarantee and the subsidiary was insolvent on the date the guarantee was made or became insolvent as a result of the guarantee. Creditors of these companies could contend that the guarantees and grants of security interests were not supported by sufficient consideration, and could therefore contend that some or all of the guaranteed could be unenforceable, in whole of in part. The Company believes that its subsidiaries received adequate financial and other benefits for their guaranteed and security interests.

NACO and Trails have also granted liens, subject to certain limitations, on substantially all of their assets to secure the repayment of their respective indebtedness to the Company. These liens were subordinated to the security interests securing the guarantees of the Secured Notes. The indebtedness that these security interests secure, however, was pledged by the Company under the Indenture to secure the Secured Notes, and these security interests were collaterally assigned to the Indenture trustee. Such liens, however, are only enforceable to the extent of the underlying indebtedness secured thereby, which at December 31, 1995, totaled $35.5 million for NACO and $1,000 for Trails. Furthermore, the subsidiaries of NACO and Trails, other than an immaterial utility subsidiary, each guaranteed their respective parent's indebtedness to the Company and granted, subject to certain limitations, security interests in substantially all of their assets to secure such guarantees. As discussed above, these guarantees and liens are also subject to a risk that they may be unenforceable, in whole or in part.

The assets subject to the liens of the Indenture include (i) the capital stock of the Company's subsidiaries, including NACO and its subsidiaries, RPI, Trails and its subsidiaries other than an immaterial utility subsidiary, and Wilderness Management, (ii) the campgrounds and the common amenities at one resort owned by the Company's subsidiaries, together with related improvements, trailers, equipment, and certain other tangible personal property located thereat to the extent existing mortgages do not prohibit such liens, (iii) the closed campgrounds and other real estate that the Company's subsidiaries own and are in the process of selling, (iv) the contracts receivable that the Company and each of its subsidiaries own,(v) all indebtedness owned to the Company by its subsidiaries, together with all related liens, and, (vi) substantially all of the cash balances of the Company and each of its subsidiaries. Currently, 57 of the Company's 60 operating campgrounds and the common amenities at one resort are subject to the liens of the Indenture. However, certain specified assets are excluded from the liens of the Indenture, including certain leaseholds interests, rights and franchises that would become void if mortgaged or pledged, certain vehicles, trailers, and movable equipment, certain cash in restricted accounts, and the stock and assets of one immaterial utility subsidiary.

Three of NACO's campground and three of Trail's campgrounds are also subject to mortgages in favor of the party from whom NACO or Trails purchased the property.

Some states, including California, Oregon and Washington, have nondisturbance statutes that place limitations on the ability of the owner of a campground to close the campground or a lienholder to foreclose its lien. In certain states, these statutes permit the owner of a campground to close the campground or a lienholder to foreclose its lien if the holders of memberships at the campground receive access to a comparable campground. The mortgages on the Company's campgrounds that were granted to secure the Company's obligations under the Indenture, and the mortgages on the Company's campgrounds that were granted to secure NACO's and Trails' indebtedness to the Company, contain nondisturbance provisions that limit the ability of the lienholder to foreclose its lien unless the holders of the related memberships receive access to a comparable campground. The impact of the rights of members under these laws and non-disturbance provisions is uncertain and could adversely affect the implementations of, and the benefits or recoveries that may be available from, any "down-sizing" of the Company's business, whether through operations, upon foreclosure, or in a reorganization.

Set forth below are condensed consolidated statements of operations of NACO and Trails for the three and six month periods ended December 31, 1995 and 1994. The operating results of RPI are apparent in the Company's accompanying consolidated statements of operations. The operating results of Wilderness Management are not material and, therefore, are not presented.

These condensed consolidated statements of operations are presented to provide additional analysis of, and should be read in conjunction with, the consolidated financial statements of the Company.

                         NATIONAL AMERICAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                                 Six months ended December 31,    Three months ended December 31,
                                                ------------------------------    -------------------------------
                                                   1995              1994             1995              1994
                                                ----------      --------------    -------------     -------------
REVENUES
Campground membership dues                        $6,438            $6,959            $3,179           $3,481
Other campground/resort revenue --
  Campgrounds                                      3,918             3,803             1,006              935
  Resorts                                          3,895             4,103             1,561            1,587
                                                ----------      --------------    -------------     -------------
                                                   7,813             7,906             2,567            2,522
                                                ----------      --------------    -------------     -------------

Membership and resort interest sales                 991             1,918               297            1,012
Interest income                                      622               902               293              419
Gain on asset dispositions                           504               473               247              445
Other income                                       1,617             1,416               773              720
                                                ----------      --------------    -------------     -------------
          Total Revenue                           17,985            19,574             7,356            8,599
                                                ----------      --------------    -------------     -------------

EXPENSES
Operating expenses--
  Campgrounds                                      8,637             9,643             3,096            4,097
  Resorts                                          4,191             4,552             1,819            2,079
                                                ----------      --------------    -------------     -------------
                                                  12,828            14,195             4,915            6,176
                                                ----------      --------------    -------------     -------------

Selling expenses                                     711               851               294              385
Provision for doubtful accounts                        6                 9                 1                4
Cost of sales                                         97               311                37              127
Marketing expenses                                   163               352                53              178
Interest expense                                   2,537             2,330             1,323            1,145
Corporate member services                            195               280                80              142
General and administrative expenses                2,733             3,046             1,361            1,360
Restructuring costs                                                    195                                129
                                                ----------      --------------    -------------     -------------
          Total Expenses                          19,270            21,569             8,064            9,646
                                                ----------      --------------    -------------     -------------

Loss Before Taxes                                 (1,285)           (1,995)             (708)          (1,047)
Income tax (provision) benefit                       170               (57)              (11)             (36)
                                                ----------      --------------    -------------     -------------
          Net Loss                               ($1,115)          ($2,052)            ($719)         ($1,083)
                                                ==========      ==============    =============     =============

                            THOUSANDS TRAILS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                              Six months ended December 31,        Three months ended December 31,
                                            ---------------------------------    -----------------------------------
                                                  1995              1994               1995              1994
                                            ----------------   --------------    --------------     ----------------
REVENUES
Campground membership dues                      $13,605          $14,162              $6,738            $7,054
Other campground revenue                          4,589            4,660               1,507             1,439
Membership sales                                    930              607                 263               264
Interest income                                   1,524            1,859                 836               892
Gain on asset dispositions                          415                5                 415                 3
Other income                                      1,141              803                 429               397
                                            ----------------   --------------    --------------     ----------------
          Total Revenue                          22,204           22,096              10,188            10,049
                                            ----------------   --------------    --------------     ----------------

EXPENSES
Operating expenses                               13,860           15,196               5,579             6,691
Selling expenses                                    997              481                 462               192
Provision for doubtful accounts                       5                5                   1                 3
Cost of sales                                                         50                                    30
Marketing expenses                                  500              524                 157               263
Interest expense                                    107              242                  29               119
Corporate member services                           709              735                 279               414
General and administrative expenses               2,111            2,346               1,079             1,164
Restructuring costs                                                  310                                   199
                                            ----------------   --------------    --------------     ----------------
          Total Expenses                         18,289           19,889               7,586             9,075
                                            ----------------   --------------    --------------     ----------------

Income Before Taxes                               3,915            2,207               2,602               974
Provision for income taxes                         (843)          (1,084)               (333)             (590)
                                            ----------------   --------------    --------------     ----------------
          Net Income                             $3,072           $1,123              $2,269              $384
                                            ================   ==============    ==============     ================

NOTE 5 -- SUBSEQUENT EVENTS

On January 31, 1996, the Company repurchased $7.4 million principal amount of Secured Notes from unrelated sellers for $5.3 million, including accrued interest. The Company will recognize a gain of $1.4 million on this transaction in the third fiscal quarter of 1996, which will be presented as an extraordinary item in the consolidated statements of operations. The Company does not believe that it will have to provide for any taxes in connection with these transactions. The repurchase of the Secured Notes will be applied to reduce the Company's repayment requirement at maturity. Following the repurchase, the Company had outstanding $101.4 million principal amount of Secured Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report of Form 10-K for the year ended June 30, 1995, filed with the SEC on September 28, 1995.

All capitalized terms, as used herein, have the same meaning as those defined in
Item 1 -- Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

CONTINUING LOSSES AND NEGATIVE CASH FLOW. Since emerging from bankruptcy on December 31, 1991, the Company has decreased its total indebtedness by $44.7 million, decreased its annualized operating expenses by $45.0 million (39%), and implemented the TTN Alliance Program under which certain campground members voluntarily increased their annual dues by an aggregate of $2.1 million. Despite these improvements, the Company is still experiencing net losses and negative operating cash flow, which is the cash flow from operating activities before the principal collections on the contracts receivable portfolio. Through fiscal 1996, the Company has funded this cash flow deficiency with the collections from the contracts receivable portfolio, which the Company is no longer replenishing materially.

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

DECLINING MEMBERSHIP BASE. The Company's membership base has declined from 167,000 at December 31, 1991 to 133,000 at December 31, 1995 (20%), and
membership base is expected to decline at the rate of approximately 8% during the balance of fiscal 1996. The Company attributes this decline to its older membership base and to the Company's low level of membership sales during the period. During the last two fiscal years, the Company has increased its sales amd marketing efforts in an attempt to replenish the Company's membership base. However, unless the Company is able to significantly increase its campground membership sales from current levels, its membership base will continue to decrease. Although the issue is not free from doubt, the Company believes that its declining membership base will stabilize over the next few years at a level substantially below the current level as the Company begins to realize results from its sales and marketing efforts.

CURRENT OPERATING STRATEGY. For the six months ended December 31, 1995, the Company had a positive contribution from operations (defined below) of $2.7 million, compared with a negative contribution of $191,000 for the same period last year. The improvement in the current period resulted primarily from cost reduction measures implemented during the last quarter of fiscal 1995 and fiscal 1996, which reduced general and administrative and campground operating expenses. The Company presently expects to have a positive contribution from operations of approximately $4.0 million for fiscal 1996. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset dispositions, restructuring costs, and taxes. See the tables on pages 27 and 28 for the elements of the positive contribution from operations and the Company's operating loss before taxes for the historical periods involved. The Company's expectation as to the contribution from operations for the remainder of fiscal 1996 is a forward-looking statement made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statement is not historical and involves risks and uncertainties. The actual contribution from operations may differ materially due to several factors, including but not limited to the Company's continued ability to control costs and implement its sales and marketing plan, the actual rate of decline in campground membership, the actual use of the campgrounds by members and guests, the effects on members and others of the Company's stated efforts to recapitalize or reorganize, and the other factors affecting the Company's operations described in this report and the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

The Company's current strategy is to continue to improve its ongoing operations, attempt to replenish its campground membership base through increased sales and marketing efforts, and determine the appropriate level at which ongoing operations should be continued. In this regard, the Company intends to "down-size" its business by implementing additional cost reduction measures as its membership base continues to decline. These cost reduction measures will likely include the closure and disposition of additional campgrounds, additional reductions in service levels at certain campgrounds, and decreased general and administrative expenses. The disposition of campgrounds not included in a down-sized business will require addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of disposition opportunities or the ability of the Company to realize recoveries from asset dispositions. These cost reduction measures, and the possibility of campground dispositions, may adversely affect the collectibility of the dues and contracts receivable and accelerate the rate at which the Company is losing members.

NEGATIVE INTEREST SPREAD. The Company is highly leveraged and its interest expense exceeds its interest income by a significant amount. This negative interest spread was $5.6 million for the six months ended December 31, 1995, and at the current level of operations, is expected to total approximately $11.1 million for fiscal 1996.

REQUIRED RECAPITALIZATION OR REORGANIZATION. The Company is highly leveraged. As of December 31, 1995, the Company had outstanding debt of $110.8 million (excluding trade payables and the discount on the Secured Notes) and an equity deficit of $31.7 million. In addition, since the Company's emergence from bankruptcy, the Company's earnings have been insufficient to cover its fixed charges. Based upon its current business plan, the Company believes that its future cash flow will be insufficient to enable it to repay the balance of its outstanding Secured Notes at maturity on July 15, 1998. Moreover, no assurance exists that the Company's future cash flow and results of operations will enable it to make the mandatory redemptions of Secured Notes required by Indenture on July 15, 1996 and 1997. In addition, the Company presently expects that it will default under the financial covenants in the Indenture for the Secured Notes at the September 30, 1996 measurement date, unless a waiver is obtained. Consequently, the Company believes a recapitalization or reorganization of the Company and its subsidiaries will be required by no later than fiscal 1997. The Company presently intends to discuss recapitalization and reorganization alternatives with the holders of its Secured Notes prior to June 30, 1996.

Any recapitalization or reorganization would likely dilute substantially or could eliminate the interests of the holders of the Company's common stock. There is no assurance that the Company will be able to accomplish a timely recapitalization or reorganization, or that the terms of a recapitalization or reorganization would be favorable to the holders of the Company's securities.

CASH. On December 31, 1995, the Company had $30.1 million of cash and cash equivalents, a decrease of $20.5 million during the six month period. The Company's cash declined primarily because $18.6 million was used to make a mandatory redemption of Secured Notes on July 15, 1995, and $1.8 million was used in operating activities.

The Company's principal sources of operating cash for the six months were $9.5 million in principal and interest collections on receivables and $34.8 million in dues collections and other campground and resort revenues. Principal uses of operating cash for the six months were $27.3 million in operating expenses, $6.5 million in general and administrative expenses (including corporate member services costs), $2.9 million in insurance premiums, and $7.8 million in interest payments, principally related to the Secured Notes.

Excluding $6.4 million of principal collections on its contracts receivable, the Company had cash flow from operations of (i) negative $14.3 million for the three months ended September 30, 1995, (ii) positive $6.0 million for the three months ended December 31, 1995, and (iii) negative $8.3 million for the combined six month period. The Company generally experiences negative cash flow during the first fiscal quarter due to the timing of its receipt of member dues, the seasonal nature of its operations, and the mandatory redemption and semi-annual interest payment related to the Secured Notes. The Company estimates that its overall cash flow for fiscal 1996 will be negative because of the $18.6 million used for the mandatory redemption of Secured Notes in July 1995, and the semi-annual interest payments on the Secured Notes. Receivable collections will continue to be used to fund the Company's negative cash flow from operations during the current fiscal year. In the long term, however, because new membership sales are not materially replenishing the contracts receivable, the Company will be unable to cover negative cash flow through receivable collections, which will continue to decline.

On January 31, 1996, the Company repurchased $7.4 million principal amount of Secured Notes from unrelated sellers for $5.3 million, including accrued interest. The Company will recognize a gain of $1.4 million on this transaction in the third fiscal quarter of 1996, which will be presented as an extraordinary item in the consolidated statements of operations. The Company does not believe that it will have to provide for any taxes in connection with these transactions. The repurchase of the Secured Notes will be applied to reduce the Company's repayment requirement at maturity. Following this repurchase, the Company had outstanding $101.4 million principal amount of Secured Notes.

Management anticipates the following significant expenditures during the remainder of the fiscal year (in millions):

     .   Repurchase of Secured Notes on January 31, 1996                       $5.3
     .   Semi-annual interest payment on the Secured Notes on
           January 15, 1996                                                     6.5
     .   Capital improvements, maintenance, and repairs for
          campground operations                                                 2.6
     .   Capital improvements to fulfil HUD obligations and to
           facilitate the sale of resort assets                                  .4
     .   Selling and marketing efforts                                          2.5
                                                                          -----------
                                                                              $17.3
                                                                          ===========

In addition, the Company expects to incur significant restructuring costs in connection with any recapitalization or reorganization. All of these expenditures will be funded primarily from the Company's cash reserves and collections of principal and interest on its contracts receivable, which collections are estimated to be approximately $7 million for the remainder of fiscal 1996.

Moreover, on July 15, 1996, the Company will be required to redeem an additional $18.6 million of Secured Notes and make a $6.1 million semi-annual interest payment on the Secured Notes. There is no assurance that the Company will have funds to make these payments.

The Indenture limits the type of investments in which the Company may invest its available cash, resulting in a relatively low yield. Investments of cash had a weighted average yield of 5.75% at December 31, 1995.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets decreased by $28.4 million during the six months ended December 31, 1995. Cash decreased by $20.5 million as discussed above. Contracts receivable decreased by $5.7 million due primarily to $6.4 million in cash collections offset by $578,000 related to the amortization of the allowances for interest discount and collection costs and valuation allowance. Accounts and dues receivable declined by $1.1 million due primarily to the receipt of certain payroll tax refunds during the period, and the timing of dues collections. Campground and resort properties decreased by a total of $3.6 million due primarily to the sale of certain real estate, the abandonment of two campgrounds during the second fiscal quarter, and depreciation during the period. These decreases were partially offset by (i) a $1.2 million increase in inventory and other current assets resulting primarily from insurance premiums for fiscal 1996 that were paid in the first quarter, and (ii) a $1.3 million increase in restricted cash resulting primarily from a $1.5 million cash deposit made to obtain a standby letter of credit that secures the obligations of the Company under the employment agreement with the Company's Chief Executive Officer.

Total liabilities decreased by $26.5 million during the six months ended December 31, 1995. Secured Notes decreased by $16.5 million as a result of the $18.6 million mandatory redemption of Secured Notes in July 1995, partially offset by amortization of the discount during the period. Notes payable decreased by $2.8 million due to the abandonment of the two campgrounds mentioned above, which were subject to nonrecourse obligations totaling $2.5 million, and scheduled repayments of notes payable. Accounts payable decreased by $1.6 million, due primarily to the seasonal nature of the Company's operations, and accrued interest on the Secured Notes declined by $1.0 million due to the mandatory redemption of Secured Notes in July 1995. In addition, deferred membership dues revenue declined by $3.1 million due to revenue recognized in excess of cash collections during the period.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended December 31, 1995 and 1994

NET LOSS. The Company reported a net loss of $704,000 or $.19 per share on revenues of $18.8 million for the three months ended December 31, 1995. This compares with a net loss of $3.2 million or $.86 per share on revenues of $20.3 million for the same period last year. Although revenues declined during the current period, there were greater decreases in expenses, principally campground operating costs and interest, which were primarily responsible for the improvement in results. The Company expects to report a net loss for fiscal 1996.

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the three months ended December 31, 1995:

                                                          Three Months Ended December 31, 1995
                                                   ----------------------------------------------------
                                                      Campgrounds          Resorts           Total
                                                   -----------------  -----------------  --------------
CAMPGROUND/RESORT OPERATIONS
    Membership dues                                     $9,917                              $9,917
    Other campground/resort revenues                     2,552              $1,561           4,113
    Campground ancillary expenses                       (1,436)                             (1,436)
    Other operating expenses                            (7,308)             (1,819)         (9,127)
                                                   -----------------  -----------------  --------------
Profit (loss) on campground/resort operations            3,725                (258)          3,467
                                                   -----------------  -----------------  --------------

SALES
    Memberships                                            347                                 347
    Resort interests                                                           213             213
                                                   -----------------  -----------------  --------------
Total sales                                                347                 213             560
                                                   -----------------  -----------------  --------------

    Selling costs                                         (616)               (179)           (795)
    Marketing expenses                                    (210)                               (210)
                                                   -----------------  -----------------  --------------
Total expenses                                            (826)               (179)         (1,005)
                                                   -----------------  -----------------  --------------
Profit (loss) on sales                                    (479)                 34            (445)
                                                   -----------------  -----------------  --------------

RESORT PARKS INTERNATIONAL
    Fee income                                           1,034                               1,034
    Cost of operations                                    (621)                               (621)
                                                   -----------------  -----------------  --------------
RPI net contribution                                       413                                 413
                                                   -----------------  -----------------  --------------

                                                        $3,659               ($224)          3,435
                                                   =================  =================  --------------
    Other income                                                                               905
    Corporate member services                                                                 (359)
    General and administrative expenses                                                     (2,529)
                                                                                         --------------
OPERATING INCOME BEFORE INTEREST INCOME AND
 EXPENSE, GAIN ON ASSET DISPOSITIONS AND TAXES                                               1,452
                                                                                         --------------
    Interest income                                                                          1,629
    Interest expense and amortization of debt discount
      and consent fees                                                                      (4,431)
    Gain on asset dispositions                                                                 662
                                                                                         --------------
OPERATING LOSS BEFORE TAXES                                                                  ($688)
                                                                                         ==============

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the three months ended December 31, 1994:

                                                                   Three Months Ended December 31, 1994
                                                             ------------------------------------------------
                                                               Campgrounds         Resorts          Total
                                                             ---------------   ---------------  -------------
CAMPGROUND/RESORT OPERATIONS
     Membership dues                                             $10,405                         $ 10,405
     Other campground/resort revenues                              2,386            $1,587          3,973
     Campground ancillary expenses                                (1,676)                          (1,676)
     Operating expenses                                           (9,107)           (2,079)       (11,186)
                                                             ---------------   ---------------  -------------

Profit (loss) on campground/resort operations                      2,008              (492)         1,516
                                                             ---------------   ---------------  -------------

SALES
     Memberships                                                     499                              499
     Resort interests                                                                  777            777
                                                             ---------------   ---------------  -------------
Total sales                                                          499               777          1,276
                                                             ---------------   ---------------  -------------

     Selling costs                                                  (374)             (367)          (741)
     Marketing expenses                                             (441)                            (441)
                                                             ---------------   ---------------  -------------
Total expenses                                                      (815)             (367)        (1,182)
                                                             ---------------   ---------------  -------------

Profit (loss) on sales                                              (316)              410             94
                                                             ---------------   ---------------  -------------

RESORT PARKS INTERNATIONAL
     Fee income                                                    1,109                            1,109
     Cost of operations                                             (629)                            (629)
                                                             ---------------   ---------------  -------------
RPI net contribution                                                 480                              480
                                                             ---------------   ---------------  -------------

                                                                  $2,172              ($82)         2,090
                                                             ===============   ===============  -------------
     Other income                                                                                     691
     Corporate member services                                                                       (556)
     General and administrative expenses                                                           (2,708)
                                                                                                -------------

OPERATING LOSS BEFORE INTEREST INCOME AND EXPENSE, GAIN
 ON ASSET DISPOSITIONS, RESTRUCTURING COSTS AND TAXES                                                (483)
                                                                                                -------------
     Interest income                                                                                2,417
     Interest expense and amortization of debt discount
      and consent fees                                                                             (5,167)
     Gain on asset dispositions                                                                       448
     Restructuring costs                                                                             (340)
                                                                                                -------------

OPERATING LOSS BEFORE TAXES                                                                       ($3,125)
                                                                                                =============

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

Campground membership dues revenue was $9.9 million for the three months ended December 31, 1995, compared with $10.4 million for the same period last year. The decrease is mainly attributable to a decline in the membership base.

Other campground revenues increased slightly to $2.6 million for the three months ended December 31, 1995, compared with $2.4 million for the same period last year. The related campground ancillary expenses decreased to $1.4 million for the three months ended December 31, 1995, from $1.7 million for the same period last year.

Other campground operating expenses decreased by $1.8 million to $7.3 million for the three months ended December 31, 1995, from $9.1 million for the same period last year. This decrease resulted primarily from the operational changes made at the campgrounds in the fall of 1995, which included the closure of two campgrounds and reductions in service levels at certain campgrounds. In addition, in February 1996, the Company sold one of its non-operating campgrounds, and eliminated the carrying costs associated with it, which were approximately $327,000 per year. The operational changes and campground sale should result in lower operating expenses for fiscal 1996, compared with the prior year.

In April 1992, the Company suspended the sale of new campground memberships because its sales program was operating at a loss and with negative cash flow. In the fall of 1992, the Company began to assist campground members desiring to sell their memberships in the secondary market. During fiscal 1994, as part of its focus on ongoing revenues from campground operations, the Company determined that it should increase its sales and marketing efforts in order to replenish its campground membership base. As a result, in May 1994, the Company instituted a new sales program under which it began selling new campground memberships on a limited basis. In May 1995, the Company introduced new membership products, and it significantly increased its sales and marketing efforts for the summer of 1995. The new membership products offer the consumer a choice of membership options ranging from use of one campground to the entire system of campgrounds. In addition, the new membership products offer the consumer a choice of annual dues level ranging from $198 for 15 nights of use to $998 for up to 365 nights of use.


During the summer and fall of 1995 (June through December), the Company sold 1,676 new memberships at an average sales price of $848 and an average annual dues level of $293. Although the volume of membership sales was low, it was almost four times greater than the number of comparable memberships sold during the same period last year. In addition, the Company believes that it has improved the efficiency of its sales processes. For example, the Company generated 6% more sales reservations during the summer and fall of 1995, compared with the same period last year, and 17% of the people making reservations purchased a membership during the summer and fall of 1995, compared with 6% during the same period last year. Similarly, the percentage of people who purchased a membership after attending a sales presentation increased to 31% from historical levels of 10%. Given these improvements in its sales processes, the Company believes that it may be able to increase the level of membership sales in the future.

Campground membership sales revenue was $347,000 for the three months ended December 31, 1995, compared with $499,000 for the same period last year, reflecting a higher volume of new membership sales in the current period, but at lower average prices. The Company's selling and marketing expenses exceeded its sales revenue by $479,000 and

$316,000, respectively, during the two periods. These expenses exceeded revenues due to the low volume of sales and the increased sales and marketing efforts discussed above.

The Company's marketing efforts require significant expense, and there is no assurance that they will produce additional revenues. Consequently, in the short-term, the Company expects its sales and marketing efforts to continue to adversely affect its results.

Effective July 1, 1995, the Company made the decision to discontinue its practice of amortizing campground real estate by recording a cost of sales charge in connection with new campground membership sales. The Company will discontinue this practice as long as the number of membership cancellations exceeds the number of new memberships sold, and the Company's membership base continues to decline.

The Company has the capacity to sell approximately 61,000 additional new memberships in the future, assuming the sale of ten memberships for each campsite. Any down-sizing of the Company's business would reduce this capacity.

CAMPGROUND MANAGEMENT. During fiscal 1994, a wholly owned subsidiary of the Company, Wilderness Management, began to manage public campgrounds for the U.S. Forest Service. As of December 31, 1995, Wilderness Management had entered into management contracts covering 26 campgrounds containing a total of 1,002 campsites. Pursuant to these contracts, the Company incurs the expenses of operating the campgrounds and receives the related revenues, net of a fee paid to the Forest Service. For the three months ended December 31, 1995, the Company lost $40,000 on revenues of $41,000 from these operations, compared with a loss of $132,000 on revenues of $15,000 for the same period last year. The campground management operations generally incur a loss during the second fiscal quarter due to certain fixed expenses and the seasonal closure of the campgrounds. However, the Company presently anticipates that these operations will result in a positive net contribution for the full fiscal year.

FULL SERVICE RESORT OPERATIONS. The direct operating expenses of the full service resorts exceeded revenues by $258,000 for the three months ended December 31, 1995, compared with $492,000 for the same period last year. The improvement in results is primarily due to increased amenity fee income at one resort in the current period as a result of improved collection efforts, and reduced administrative costs. Timeshare management operations produced a net contribution of $45,000 for the three months ended December 31, 1995, compared with a net contribution of $72,000 for the same period last year.


Since June 1992, the Company has been selling its timeshare and lot inventory at substantially reduced prices in order to reduce the carrying costs on the unsold inventory, increase management fees, and eliminate the Company's requirement to pay dues to the timeshare associations on unsold units. Timeshare and lot sales were $213,000 for the three months ended December 31, 1995, compared with $777,000 for the same period last year. The decrease in the current period resulted from the Company having less desirable inventory available for sale and fewer existing timeshare owners who had not been contacted previously about purchasing an additional timeshare. The related selling expenses were 84% of sales for the three months ended December 31, 1995, compared with 47% of sales for the same period last year, reflecting the impact of the lower sales volume in the current period combined with certain fixed selling costs. As of December 31, 1995, there were approximately 1,700 timeshare weeks available for sale out of a total of 32,000.

The Company presently plans to dispose of a substantial portion of the remaining resort assets over the next several years, and currently has a contract to sell the country club and golf operations at one resort which, if completed, will result in a gain of approximately $2.0 million. The sale transaction is scheduled to close in February 1996, although it is not assured. In addition, no assurance exists that the Company will be able to locate a buyer for any of the remaining resort assets or that sales on acceptable terms can be effected.

RESORT PARKS INTERNATIONAL. RPI produced a net contribution of $413,000 during the three months ended December 31, 1995, compared with $480,000 for the same period last year. RPI members pay a fee to RPI that entitles them to use any of the participating facilities, subject to certain limitations.

NEGATIVE INTEREST SPREAD. Interest expense exceeded interest income by approximately $2.8 million for the three months ended December 31, 1995 and 1994. The Company anticipates that, at the current level of operations, the negative interest spread will total approximately $11.1 million for fiscal 1996.

Interest income decreased by $788,000 for the three months ended December 31, 1995, compared with the same period last year, due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable and a $17.9 million decrease in the cash balance between years.

Interest expense decreased by $736,000 for the three months ended December 31, 1995, compared with the same period last year, due primarily to the $18.6 million mandatory redemption of Secured Notes in July 1995, and scheduled repayments of notes payable. Interest expense will decrease further in the future as a result of the repurchase of $7.4 million principal amount of Secured Notes in January 1996.

GAIN ON ASSET DISPOSITIONS. The Company recognized a gain on the disposition of assets of $662,000 for the three months ended December 31, 1995, compared with $448,000 for the same period last year. The increase in the current period relates primarily to the timing of asset sales. Over the next several years, the Company intends to dispose of a substantial portion of its remaining assets at the full service resorts, any campgrounds that are closed as the Company down-sizes, and other undeveloped land and excess acreage associated with the campgrounds. The Company currently has contracts to sell the country club and golf operations at one of the full service resorts for $4.8 million and one additional non-operating campground for $1.0 million. These transactions are expected to close in fiscal 1996, although this is not assured.

OTHER INCOME. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, settlements received on defaulted contracts, and subscription fees received from members who subscribe to the Company's member magazine. In addition, the Company may begin charging members for making more than five reservations in a given year.

Other income was $905,000 for the three months ended December 31, 1995, compared with $691,000 for the same period last year. The increase in the current period was due primarily to an increase in income from recoveries on canceled contracts as a result of increased use of outside collection agencies.

OTHER EXPENSES. General and administrative expenses were $2.5 million for the three months ended December 31, 1995, compared with $2.7 million for the same period last year. The decrease in the current period was due primarily to cost reductions implemented in the last quarter of fiscal 1995 and first quarter of fiscal 1996. Corporate member services costs were $359,000 for the three months ended December 31, 1995, compared with $556,000 for the same period last year. The decrease in the current period was due primarily to staff reductions and other cost-cutting measures implemented during the fall of 1995.

The Company incurred $340,000 in restructuring expenses during the three months ended December 31, 1994, related to the relocation of certain administrative functions to Dallas, Texas.

Six Months Ended December 31, 1995 and 1994

NET LOSS. The Company reported a net loss of $1.9 million or $.51 per share on revenues $43.7 million for the six months ended December 31, 1995. This compares with a net loss of $5.9 million or $1.60 per share on revenues of $45.5 million for the same period last year. Although revenues declined during the current period, there were greater decreases in expenses, principally campground operating costs, general and administrative expenses and interest, which were primarily responsible for the improvement in results.

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the six months ended December 31, 1995:


                                                                      Six Months Ended December 31, 1995
                                                           ---------------------------------------------------------
                                                             Campgrounds         Resorts                Total
                                                           ---------------     ----------------     ----------------
CAMPGROUND/RESORT OPERATIONS
     Membership dues                                          $20,043                                  $20,043
     Other campground/resort revenues                           9,059             $3,895                12,954
     Campground ancillary expenses                             (4,618)                                  (4,618)
     Operating expenses                                       (18,356)            (4,191)              (22,547)
                                                           ---------------     ----------------     ----------------

Profit (loss) on campground/resort operations                   6,128               (296)                5,832
                                                           ---------------     ----------------     ----------------

SALES
     Memberships                                                1,221                                    1,221
     Resort interests                                                                700                   700
                                                           ---------------     ----------------     ----------------
Total sales                                                     1,221                700                 1,921
                                                           ---------------     ----------------     ----------------

     Selling costs                                             (1,323)              (493)               (1,816)
     Marketing expenses                                          (663)                                    (663)
                                                           ---------------     ----------------     ----------------
Total expenses                                                 (1,986)              (493)               (2,479)
                                                           ---------------     ----------------     ----------------

Profit (loss) on sales                                           (765)               207                  (558)
                                                           ---------------     ----------------     ----------------

RESORT PARKS INTERNATIONAL
     Fees                                                       2,234                                    2,234
     Cost of operations                                        (1,173)                                  (1,173)
                                                           ---------------     ----------------     ----------------
RPI net contribution                                            1,061                                    1,061
                                                           ---------------     ----------------     ----------------

                                                               $6,424               ($89)                6,335
                                                           ===============     ================     ----------------
     Other income                                                                                        2,207
     Corporate member services                                                                            (904)
     General and administrative expenses                                                                (4,961)
                                                                                                    ----------------

OPERATING INCOME BEFORE INTEREST INCOME AND
 EXPENSE, GAIN ON ASSET DISPOSITIONS AND TAXES                                                           2,677
                                                                                                    ----------------

     Interest income                                                                                     3,404
     Interest expense and amortizaton of debt discount
      and consent fees                                                                                  (9,041)
     Gain on asset dispositions                                                                            918
                                                                                                    ----------------

OPERATING LOSS BEFORE TAXES                                                                            ($2,042)
                                                                                                    ================

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the six months ended December 31, 1994:

                                                            Six Months Ended December 31, 1994
                                                    --------------------------------------------------
                                                     Campgrounds           Resorts           Total
                                                    --------------     ---------------   -------------
CAMPGROUND/RESORT OPERATIONS
   Membership dues                                     $20,861                              $20,861
   Other campground/resort revenues                      8,836             $4,103            12,939
   Campground ancillary expenses                        (4,411)                              (4,411)
   Operating expenses                                  (20,536)            (4,552)          (25,088)
                                                    --------------     ---------------   -------------

Profit (loss) on campground/resort operations            4,750               (449)            4,301
                                                    --------------     ---------------   -------------

SALES
   Memberships                                           1,056                                1,056
   Resort interests                                                         1,469             1,469
                                                    --------------     ---------------   -------------
Total sales                                              1,056              1,469             2,525
                                                    --------------     ---------------   -------------

   Selling costs                                          (894)              (813)           (1,707)
   Marketing expenses                                     (876)                                (876)
                                                    --------------     ---------------   -------------
Total expenses                                          (1,770)              (813)           (2,583)
                                                    --------------     ---------------   -------------

Profit (loss) on sales                                    (714)               656               (58)
                                                    --------------     ---------------   -------------

RESORT PARKS INTERNATIONAL
   Fees                                                  2,382                                2,382
   Cost of operations                                   (1,396)                              (1,396)
                                                    --------------     ---------------   -------------
RPI net contribution                                       986                                  986
                                                    --------------     ---------------   -------------

                                                        $5,022               $207             5,229
                                                    ==============     ===============   -------------
   Other income                                                                               1,374
   Corporate member services                                                                 (1,015)
   General and administrative expenses                                                       (5,779)
                                                                                         -------------

OPERATING LOSS BEFORE INTEREST INCOME AND EXPENSE,
  GAIN ON ASSET DISPOSITIONS, RESTRUCTURING COSTS
  AND TAXES                                                                                    (191)
                                                                                         -------------

   Interest income                                                                            4,903
   Interest expense and amortization of debt
     discount and consent fees                                                              (10,404)
   Gain on asset dispositions                                                                   478
   Restructuring costs                                                                         (555)
                                                                                         -------------

OPERATING LOSS BEFORE TAXES                                                                 ($5,769)
                                                                                         =============

CAMPGROUND OPERATIONS. Campground membership dues revenue was $20.0 million for the six months ended December 31, 1995, compared with $20.9 for the same period last year. The decrease in the current period resulted primarily from a decline in the membership base.

Other campground revenues increased to $9.1 million for the six months ended December 31, 1995, from $8.8 million for the same period last year. The increase in the current period was due primarily to higher guest fees and other related revenue resulting from the Company's increased marketing activities and higher revenues from the Company's campground management operations (see discussion below). The related campground ancillary expenses were $4.6 million for the six months ended December 31, 1995, compared with $4.4 million for the same period last year.

Other campground operating expenses were $18.4 million for the six months ended December 31, 1995, compared with $20.5 million for the same period last year. The $2.2 million decrease in the current period was due primarily to the operational changes made at the campgrounds in the fall of 1995, including the closure of two campgrounds and reductions in service levels at certain campgrounds.

Campground membership sales revenue was $1.2 million for the six months ended December 31, 1995, compared with $1.1 million for the same period last year. The slight increase in the current period reflects a higher volume of new membership sales in the current period, but at lower average prices. Although the Company's results are improving, its selling and marketing expenses exceeded its sales revenue by $765,000 and $714,000, respectively, in the two periods. These expenses exceeded sales revenue because of the increased marketing activity, and the low volume of sales in both periods which did not cover fixed costs.

CAMPGROUND MANAGEMENT. For the six months ended December 31, 1995, the Company's campground management operations generated a net contribution of $71,000 on revenues of $582,000, compared with a loss of $48,000 on revenues of $393,000 for the same period last year.

FULL SERVICE RESORT OPERATIONS. The direct operating expenses of the full service resorts exceeded revenues by $296,000 for the six months ended December 31, 1995, compared with $449,000 for the same period last year. The improvement during the current period resulted primarily from increased amenity fee income at one resort in the current period as a result of improved collection efforts, and reduced administrative costs. Timeshare management operations produced a net contribution of $242,000 for the six months ended December 31, 1995, compared with a net contribution of $213,000 for the same period last year.

Timeshare and lot sales were $700,000 for the six months ended December 31, 1995, compared with $1.5 million for the same period last year. The decrease in the current period resulted from the Company having less desirable inventory available for sale and fewer existing timeshare owners who had not been contacted previously about purchasing an additional timeshare. The related selling expenses were 70% and 55% of sales for the six months ended December 31, 1995 and 1994, respectively. The higher percentage in the current period reflects the lower sales volume in the current period combined with certain fixed selling costs.

RESORT PARKS INTERNATIONAL. RPI produced a net contribution of $1.1 million for the six months ended December 31, 1995, compared with $986,000 for the same period last year.

NEGATIVE INTEREST SPREAD. Interest expense exceeded interest income by $5.6 million for the six months ended December 31, 1995, compared with $5.5 million for the same period last year. The negative interest spread increased slightly in the current period primarily because interest income from the diminishing contracts receivable portfolio declined at a faster rate than interest expense on debt.

Interest income decreased by $1.5 million for the six months ended December 31, 1995, compared with the same period last year, principally due to a decrease in interest earned on the Company's receivables portfolio resulting from a decline in principal balances. Interest expense decreased by $1.4 million for the six months ended December 31, 1995, compared with the same period last year, due primarily to the redemption of Secured Notes in July 1995 and scheduled repayments of notes payable.

GAIN ON ASSET DISPOSITIONS. The Company recognized a gain on the disposition of assets of $918,000 for the six months ended December 31, 1995, compared with $478,000 for the same period last year. The decline in the current period relates primarily to the timing of asset sales.

OTHER INCOME. Other income was $2.2 million for the six months ended December 31, 1995, compared with $1.4 million for the same period last year. The increase in the current period was due primarily to an increase in income from recoveries on canceled contracts as a result of increased use of outside collection agencies.

OTHER EXPENSES. General and administrative expenses were $5.0 million for the six months ended December 31, 1995, compared with $5.8 million for the same period last year. The decrease in the current period was due primarily to cost reductions implemented in the last quarter of fiscal 1995 and first quarter of fiscal 1996.

Corporate member services costs were $904,000 for the six months ended December 31, 1995, compared with $1.0 million for the same period last year, reflecting cost-cutting measures implemented during the fall of 1995, partially offset by higher costs during the first fiscal quarter of 1996, related to producing the Company's member magazine.

The Company incurred $555,000 in restructuring expenses during the six months ended December 31, 1994, related to the relocation of certain of its administrative functions to Dallas, Texas.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Property Owners Association, et. al. v. Beech Mountain Lakes Resorts Corp., et.
-------------------------------------------------------------------------------
al., Civil Action No. 3:92-CV-01597, filed on November 10, 1992, in the Unites
---
States District Court for the Middle District of Pennsylvania. In this action, the plaintiffs brought suit against a subsidiary of NACO and certain other defendants alleging that the defendants made certain misrepresentations with respect to the common areas and infrastructure in NACO's Beech Mountain resort. The Company has entered into a settlement agreement with respect to this lawsuit, and the lawsuit was dismissed with prejudice on January 30, 1996. The settlement of this claim did not require any monetary payment on the part of the Company.

Pennsylvania Attorney General Matter. During fiscal 1989, approximately 325
------------------------------------
purchasers at NACO's Treasure Lake resort complained to the Pennsylvania Attorney General that they were subjected to abrasive sales practices and misrepresentations at the time they purchased their resort interests from NACO and were later harassed during the collection of their accounts. In fiscal 1990, NACO entered into an Assurance of Voluntary Compliance with the Pennsylvania Attorney General regarding these complaints. The Assurance Voluntary Compliance provided for arbitration of the complaints and payment by NACO of $21,000 to satisfy awards granted pursuant to the arbitration process. As of the date of this report, most of these complaints had been resolved through the arbitration process. The resolution of these claims did not have a material adverse effect upon the Company's operations or financial position.

Oregon and California Attorney General Matters. During fiscal 1994, the
----------------------------------------------
Attorneys General of Oregon and California threatened to commence lawsuits against the Company as a result of its practice of charging a cancellation fee in connection with the cancellation of paid-in-full memberships. The Attorneys General alleged that paid-in-full memberships may be terminated by the member at any time by simply giving notice to the Company, and that it is an unlawful trade practice for the Company to insist upon payment of a cancellation fee. In September 1994, the Company agreed to change its practice and no longer require a cancellation fee. The Company has entered into an Assurance of Voluntary Compliance with the Oregon Attorney General regarding its cancellation policy. The Company has negotiated a preliminary agreement with the California Attorney General which provides that the Company will enter into a consent judgement regarding its cancellation policy and also refund certain amounts to members. This preliminary agreement is subject to negotiation of definitive documentation. Managements does not believe that the resolution of these matters will have a material adverse effect upon the Company's operations or financial position.

During the second quarter of fiscal 1996, the California Attorney General also threatened to commence a lawsuit against the Company as a result of its closure of two campgrounds in California during the quarter. The Attorney General alleged that the Company failed to provide a comparable substitute campground as required by California law. The Company is presently attempting to negotiate a settlement of this matter with the Attorney General. Although these discussions are at an early stage, management does not believe that the resolution of this matter will have a material adverse effect upon the Company's operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


On December 7, 1995, the Company held its annual meeting of stockholders. As of the record date for the meeting, the Company had 3,702,726 shares of common stock outstanding, of which 3,341,208 shares were represented at the meeting by proxy. The stockholders took the following actions at the meeting.

1. The stockholders elected the six members of the Board of Directors of the Company who will serve until the next annual meeting of shareholders and until their successors are elected and qualified. The six directors and the votes cast for and withheld for each of them were as follows:

                 Name                Votes For            Votes Withheld
                 ----                ---------            --------------
          Andrew M. Boas             3,340,315                  893
          William P. Kovacs          3,340,315                  893
          Donald R. Leopold          3,340,315                  893
          H. Sean Mathis             3,340,315                  893
          Douglas K. Nelson          3,340,315                  893
          William J. Shaw            3,340,315                  893

2. The stockholders ratified the appointment of Arthur Anderson LLP as the independent certified public accountants for the Company for the fiscal year ending June 30, 1996. The votes cast for, votes cast against, and abstentions were as follows:

               Votes For             Votes Against         Abstentions
               ---------             -------------         -----------
               3,339,503                 1,000                 705

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.

Exhibit
Number                          Description
------                          -----------
  10.1   Amendment, dated December 7, 1995, to Amended and Restated
         Employment Agreement between the Company and Walter B. Jaccard.

  10.2   Amendment, dated December 7, 1995, to Amended and Restated
         Employment Agreement between the Company and Harry J. White, Jr.

  10.3   Letter agreement, dated November 9, 1995, between the Company and
         Kenneth E. Hendrycy, regarding certain compensation arrangements.

  10.4   Letter, dated December 1, 1995, from RPI to William F. Dawson and
         Richard D. Kemp, regarding certain compensation arrangements.

  27.1   Financial Data Schedule


REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 USTRAILS INC.

Date: February 9, 1996           By:  /s/ Harry J. White, Jr.
                                    -------------------------------------
                                    Harry J. White, Jr.
                                    Vice President, Chief Financial Officer, and
                                    Chief Accounting Officer

                                 EXHIBIT INDEX

No.                            Description                              Page
---                            -----------                              ----
10.1     Amendment, dated December 7, 1995, to Amended and               35
         Restated Employment Agreement between the Company and
         Walter B. Jaccard.

10.2     Amendment, dated December 7, 1995, to Amended and               37
         Restated Employment Agreement between the Company and
         Harry J. White, Jr.

10.3     Letter agreement, dated November 9, 1995, between the           38
         Company and Kenneth E. Hendrycy, regarding certain
         compensation arrangements.

10.4     Letter, dated December 1, 1995, from RPI to William F.          39
         Dawson and Richard D. Kemp, regarding certain compensation arrangements.

27.1     Financial Data Schedule                                         42