Form 10-Q
period 1996-03-31
USTRAILS INC
filed 1996-05-13
CIK 806087

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                     OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1996

                         Commission File Number 0-19743


                                 USTRAILS INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           NEVADA                                    75-2138671
- ---------------------------------        --------------------------------
  (State or Other Jurisdiction           (IRS Employer Identification No.)
of Incorporation or Organization)


2711 LBJ FREEWAY, SUITE 200, DALLAS, TEXAS              75234
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code: (214) 243-2228
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                              ---      ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes   X    No
                              ---      ---

The number of shares of Common Stock, par value $.01, issued and outstanding as of May 13, 1996 was 3,702,726.

                                 USTRAILS INC.


                                     INDEX
                                                                            Page
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets at March 31, 1996
           and June 30, 1995..............................................    3

          Consolidated Statements of Operations for the nine months
           ended March 31, 1996 and March 31, 1995........................    4

          Consolidated Statements of Operations for the three months
           ended March 31, 1996 and March 31, 1995........................    5

          Consolidated Statement of Stockholders' Deficit
           for the nine months ended March 31, 1996.......................    6

          Consolidated Statements of Cash Flows for the nine months ended
           March 31, 1996 and March 31, 1995..............................    7

          Notes to Consolidated Financial Statements.......................   9

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations................  18


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings............................................  33

     Item 6.  Exhibits and Reports on Form 8-K.............................  33

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         USTRAILS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                 ASSETS                            March 31,    June 30,
                 ------                              1996         1995
                                                  ----------   ----------
                                                  (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                          $ 36,255   $  50,596
 Current portion of receivables,
  net of allowance and discount
  of $3.1 million and $5.3 million                     4,566       5,376
 Accounts and dues receivable, net                       662       3,017
 Inventory and other current assets                    2,684       2,353
                                                    --------   ---------
     Total Current Assets                             44,167      61,342
 Restricted cash                                       3,022       1,629
 Receivables, net of allowance and discount of
  $5.7 million and $11.4 million                      10,975      13,322
 Campground real estate                               13,466      15,331
 Resort real estate                                    1,218       1,352
 Buildings and equipment, net of accumulated
  depreciation of $9.7 million and $8.4 million       27,838      32,039
 Land held for sale                                    6,979       8,341
 Other assets                                          2,666       2,530
                                                    --------   ---------
     Total Assets                                   $110,331   $ 135,886
                                                    ========   =========

     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------

CURRENT LIABILITIES
 Accounts payable                                   $  1,425   $   3,740
 Accrued interest on Secured Notes                     2,573       7,008
 Other accrued liabilities                             8,020       8,140
 Current portion of long-term debt ---
  Secured Notes, net of discount of $1.3 million
   and $.2 million                                    17,363      18,398
 Notes payable                                         1,039       3,537
 Accrued construction costs                            3,159       3,454
 Deferred membership dues revenue                     19,790      18,622
                                                    --------   ---------
     Total Current Liabilities                        53,369      62,899
 Secured Notes, net of discount of $6.9 million
  and $11.7 million                                   75,928      97,092
 Notes payable                                           884       1,216
 Other liabilities                                     3,825       4,500
                                                    --------   ---------
     Total Liabilities                               134,006     165,707
                                                    --------   ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
 Preferred stock, $.01 par value, 1,500,000
  shares authorized, none issued or outstanding
 Common stock, $.01 par value, 15,000,000 shares
  authorized, 3,702,726 shares issued
  and outstanding                                         37          37
 Additional paid-in capital                           17,549      17,549
 Accumulated deficit subsequent to December 31,
  1991, date of emergence from bankruptcy
  (total deficit eliminated $51,752)                 (41,138)    (47,288)
Cumulative currency translation adjustment              (123)       (119)
                                                    --------   ---------
     Total Stockholders' Deficit                     (23,675)    (29,821)
                                                    --------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $110,331   $ 135,886
                                                    ========   =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         USTRAILS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                           For the nine months ended March 31,
                                           -----------------------------------
                                                 1996               1995
                                           ---------------      --------------
REVENUES
 Membership dues                            $    29,956           $  31,073
 Other campground/resort revenue                 16,641              17,112
 Membership and resort interest sales             2,798               3,159
 RPI membership fees                              3,438               3,585
 Interest income                                  5,146               7,536
 Gain on asset dispositions                       4,004                 499
 Other income                                     3,280               1,951
 Nonrecurring income                              4,714               3,718
                                            -----------           ---------
   Total Revenues                                69,977              68,633
                                            -----------           ---------
EXPENSES
 Campground/resort operating expenses            37,235              41,431
 Selling expenses                                 2,397               1,831
 Provision for doubtful accounts                     16                  16
 Cost of sales                                      134                 469
 Marketing expenses                                 929               1,621
 RPI membership expenses                          1,709               2,052
 Corporate member services                        1,235               1,594
 Interest expense and amortization of
  debt discount and consent fees                 13,399              15,686
 General and administrative expenses              8,073               8,875
 Restructuring costs                                 79                 573
                                           ------------           ---------
   Total Expenses                                65,206              74,148
                                           ------------           ---------
INCOME (LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                           4,771              (5,515)

 Income tax provision                               (11)               (215)
                                           ------------           ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           4,760              (5,730)
 Extraordinary gain on debt repurchase            1,390
                                           ------------           ---------
NET INCOME (LOSS)                                $6,150             ($5,730)
                                           ============           =========

PRIMARY AND FULLY DILUTED NET INCOME
 (LOSS) PER SHARE:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           $1.29              ($1.55)
EXTRAORDINARY ITEM                                  .37
                                           ------------           ---------
NET INCOME (LOSS)                                 $1.66              ($1.55)
                                           ============           =========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                      3,703               3,703
                                           ============           =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                            For the three months ended March 31,
                                            ------------------------------------
                                                   1996              1995
                                            ----------------   -----------------
REVENUES
Membership dues                                  $ 9,913           $10,212
 Other campground/resort revenue                   3,687             4,173
 Membership and resort interest sales                877               634
 RPI membership fees                               1,204             1,203
 Interest income                                   1,742             2,633
 Gain on asset dispositions                        3,086                21
 Other income                                      1,073               577
 Nonrecurring income                               4,714             3,718
                                                 -------           -------
   Total Revenues                                 26,296            23,171
                                                 -------           -------
EXPENSES
 Campground/resort operating expenses             10,070            11,932
 Selling expenses                                    689               499
 Provision for doubtful accounts                       5                 2
 Cost of sales                                        37               108
 Marketing expenses                                  266               745
 RPI membership expenses                             536               656
 Corporate member services                           331               579
 Interest expense and amortization
   of debt discount and consent fees               4,358             5,282
 General and administrative expenses               3,112             3,096
 Restructuring costs                                  79                18
                                                 -------           -------
   Total Expenses                                 19,483            22,917
                                                 -------           -------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                               6,813               254
 Income tax provision                               (168)              (58)
                                                 -------           -------
INCOME BEFORE EXTRAORDINARY ITEM                   6,645               196
 Extraordinary gain on debt repurchase             1,390
                                                 -------           -------
NET INCOME                                       $ 8,035           $   196
                                                 =======           =======

PRIMARY AND FULLY DILUTED NET INCOME PER SHARE:
INCOME BEFORE EXTRAORDINARY ITEM                   $1.80              $.05
EXTRAORDINARY ITEM                                   .37
                                                 -------           -------
NET INCOME                                         $2.17              $.05
                                                 =======           =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      3,703             3,703
                                                 =======           =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE NINE MONTHS ENDED MARCH 31, 1996
                            (Dollars in thousands)
                                  (Unaudited)


                                                                       Cumulative
                                                                        Foreign
                                          Additional                   Currency
                                  Common   Paid-In    Accumulated     Translation
                                  Stock    Capital      Deficit       Adjustment     Total
                                -------------------------------------------------------------


BALANCE, June 30, 1995              $ 37    $ 17,549     ($47,288)      ($119)      ($29,821)

Foreign currency translation
  adjustment                                                               (4)            (4)

Net income for the nine months
  ended March 31, 1996                                      6,150                      6,150
                                    ----    --------     --------       -----       --------

BALANCE, March 31, 1996             $ 37    $ 17,549     ($41,138)      ($123)      ($23,675)
                                    ====    ========     ========       =====       ========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         USTRAILS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                           For the nine months ended March 31,
                                           -----------------------------------
                                                1996                 1995
                                           --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Collections of principal on receivables       $  9,092            $ 12,430
 Interest received on receivables                 4,807               7,241
 Interest paid                                  (14,404)            (15,728)
 General and administrative,corporate member
  services and restructuring costs               (9,674)            (12,873)
 Cash collected from operations, including
  deferred revenue                               57,156              56,533
 Cash from sales of memberships and resort
  interests at the point of sale                  2,633               2,975
 Expenditures for property operations           (38,027)            (40,267)
 Expenditures for sales and marketing            (3,416)             (3,730)
 Expenditures for insurance premiums             (3,005)             (3,943)
 Payment of income taxes                            (11)               (216)
 Deposit made to secure standby letter           (1,500)
  of credit
 Other, net                                         100                  (3)
                                               --------            --------
Net cash provided by operating activities         3,751               2,419
                                               --------            --------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital and HUD-related expenditures              (954)             (4,572)
 Proceeds from asset sales                        7,048                 722
                                               --------            --------
Net cash provided by (used in) investing
 activities                                       6,094              (3,850)
                                               --------            --------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Mandatory redemption of Secured Notes          (18,599)
 Repurchase of Secured Notes                     (5,275)
 Repayment of notes payable                        (312)               (323)
 Retirement of capital lease                                           (381)
                                               --------            --------
Net cash used in financing activities           (24,186)               (704)
                                               --------            --------

DECREASE IN CASH AND CASH EQUIVALENTS           (14,341)             (2,135)

CASH AND CASH EQUIVALENTS:
 Beginning of period                             50,596              50,059
                                               --------            --------
 End of period                                 $ 36,255            $ 47,924
                                               ========            ========

                                  -Continued-

                         USTRAILS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                  (Unaudited)

                                           For the nine months ended March 31,
                                           -----------------------------------
                                                1996                1995
                                           ---------------    ----------------
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES:
Net income (loss)                              $ 6,150            ($5,730)
                                               -------            -------
ADJUSTMENTS TO RECONCILE NET
 INCOME (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES --
 Depreciation                                    2,163              1,902
 Provision for doubtful accounts, net           (4,130)              (441)
  of adjustments
 Cost of sales                                     134                469
 Amortization of interest yield, collection
  costs and valuation allowance                   (856)            (1,123)
 Amortization of debt discount and consent
  fees                                           3,409              3,713
 Gain on asset dispositions                     (4,004)              (499)
 Reversal of contingent liabilities               (568)            (2,721)
 Extraordinary gain on Secured Note             (1,390)
  repurchase
 Reduction of allowance for collection
  costs                                                              (540)
 Increase in restricted cash                    (1,393)              (159)
 Decrease in receivables                         9,143             12,394
 Decrease (increase) in other assets               899               (898)
 Decrease in accounts payable                   (2,315)              (272)
 Decrease in accrued interest on                (4,435)            (3,803)
  Secured Notes
 Increase in deferred membership dues            1,168              1,753
  revenue
 Decrease in other liabilities                    (227)            (1,691)
 Other, net                                          3                 65
                                               -------            -------
Total adjustments                               (2,399)             8,149
                                               -------            -------
NET CASH PROVIDED BY OPERATING ACTIVITIES      $ 3,751            $ 2,419
                                               =======            =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         USTRAILS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)


GENERAL

USTrails Inc. and its subsidiaries (the "Company") own and operate a system of 58 membership-based campgrounds located in 19 states and British Columbia, Canada. In addition, the Company manages timeshare facilities and owns certain real estate at eight full service resorts located in seven states and owns and operates the resort amenities at one of these locations. The Company also provides a reciprocal use program for members of approximately 330 recreational facilities. The campground business represents the most significant portion of the Company's business comprising 82% of the Company's operating revenues in the first nine months of fiscal 1996. The full service resort and reciprocal use businesses provided the remaining 18%. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, and management fees, guest fees and other fees and revenues received from the campground and resort operations.

The accompanying consolidated financial statements include the accounts of USTrails Inc. and its wholly owned subsidiaries, National American Corporation and its subsidiaries ("NACO"), Thousand Trails, Inc. and its subsidiaries ("Trails"), Shorewood Corporation, which does business as Resort Parks International ("RPI"), and UST Wilderness Management Corporation ("Wilderness Management").

The accompanying consolidated financial statements of the Company have not been examined by independent accountants, but in the opinion of management, the unaudited interim financial statements furnished herein reflect all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature, except for the items described in Notes 2, 4, 5 and 6.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1995, filed with the Securities and Exchange Commission ("SEC") on September 28, 1995.

NOTE 1 -- BASIS OF FINANCIAL STATEMENT PRESENTATION

The Company emerged from proceedings under Chapter 11 of the Bankruptcy Code on December 31, 1991, pursuant to a confirmed plan of reorganization. Due to the Company's emergence from bankruptcy, fresh start reporting, as required by AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," was reflected as of December 31, 1991 in the Company's consolidated financial statements. Under fresh start reporting, a new reporting entity was created and assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of reorganization.

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three and nine month periods ended March 31, 1996 and 1995, and in the consolidated balance sheet at June 30, 1995. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

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

Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding, as determined by the treasury stock method, whereby proceeds, if any, from the assumed exercise of common stock equivalents, would be used to purchase shares at current market prices. Net loss per common share is computed based on weighted average common shares outstanding only. Warrants outstanding as well as common stock equivalents that would be assumed to be outstanding are excluded from the net loss per common share computation as they would be anti-dilutive. The Indenture governing the Company's 12% Secured Notes Due 1998 and Additional Series 12% Secured Notes Due 1998 (collectively, the "Secured Notes") prohibits the payment of dividends and, accordingly, no dividends were paid during the periods presented.

NOTE 2 -- RECEIVABLES

CONTRACTS RECEIVABLE

Allowance for Doubtful Accounts
- -------------------------------

At March 31, 1996, the Company reduced the allowance for doubtful accounts on the contracts receivable related to the campgrounds and full service resorts by $5.1 million. At March 31, 1995, the Company reduced the allowance for doubtful accounts on the contracts receivable related to the full service resorts by $457,000. The adjustments were made because the cancellation rate on these contracts receivable has decreased, and the Company has experienced lower contract losses than originally anticipated. These amounts are included in nonrecurring income in the accompanying consolidated statements of operations.

The allowance for doubtful accounts is an estimate of the receivables that will cancel in the future and is determined based on historical cancellation rates and other factors deemed relevant to the analysis. The Company does not presently anticipate any further adjustments to the allowance for doubtful accounts on the contracts receivable related to either its campgrounds or full service resorts. However, the allowance and the rate at which the Company provides for future losses on its contracts receivable could be increased or decreased in the future based on the Company's actual collection experience.

Allowance for Future Collection Costs
- -------------------------------------

At March 31, 1995, the Company reduced the allowance for future collection costs related to the contracts receivable by $540,000 because the estimated cost to collect the remaining receivables was less than the amount estimated when the allowance was recorded. This amount has been included in nonrecurring income in the accompanying consolidated statements of operations for the three and nine month periods ended March 31, 1995. The remaining allowance balance is being amortized as a reduction of general and administrative expenses based on cash collected on the related portfolio.

Repurchase of Receivables Owned by a Third Party
- ------------------------------------------------

On March 22, 1995, the Company completed the purchase of $3.0 million of contracts receivable from a third party effective as of June 30, 1994, for a purchase price of $1.6 million. On March 22, 1995, the Company received contracts receivable with a gross balance of $2.0 million and $1.0 million in cash representing principal and interest collections on the receivables from June 30, 1994 to March 22, 1995. The Company recorded the $2.0 million gross balance of the receivables net of an allowance for doubtful accounts of $523,000 and a purchase price discount of $550,000. The purchase price discount is being amortized over the remaining term of the contracts receivable. The Company also reversed a $2.7 million contingent liability relating to these contracts receivable as discussed below.

These contracts receivable had previously been sold by NACO to the third party. In connection with this sale, a portion of the purchase price was withheld as a dealer holdback against which the purchaser could offset canceled and delinquent contracts receivable. As of March 22, 1995, the canceled and delinquent contracts receivable charged against the dealer holdback had consumed it and a deficiency of $2.7 million existed. Although the Company took the position that it was not liable for the deficiency based upon the terms of certain agreements and releases with the third party, the Company had recorded a contingent liability for the amount of the deficiency. When the Company repurchased the contracts receivable, this contingent liability was released. As a result, the Company reversed the $2.7 million recorded liability and included this amount in nonrecurring income in the accompanying consolidated statements of operations for the three and nine month periods ended March 31, 1995.

MEMBERSHIP DUES RECEIVABLE

At March 31, 1996, the Company recorded a provision for uncollectible membership dues receivable of $1.0 million related to certain aged dues accounts that were determined to be uncollectible at March 31, 1996. The charge is included as a reduction to nonrecurring income in the accompanying consolidated statements of operations for the three and nine month periods ended March 31, 1996.

NOTE 3 -- GAIN ON ASSET DISPOSITIONS

The Company recognized a gain on the disposition of assets of $4.0 million and $499,000 for the nine months ended March 31, 1996 and 1995, respectively. The gain in the current nine month period resulted primarily from the sale of the common amenities at one of the full service resorts and two non-operating campgrounds, and the disposition of two operating campgrounds that were abandoned. The sale of common amenities at the full service resort generated net proceeds of $4.3 million, and a gain of $2.2 million. The gain in the prior period resulted primarily from the sale of excess acreage at certain of the campgrounds and resorts.

NOTE 4 -- RESTRUCTURING COSTS

The Company incurred $79,000 of restructuring expenses during the nine months ended March 31, 1996, related to its current efforts to recapitalize or reorganize (see Note 5). The Company incurred $573,000 of restructuring expenses during the nine months ended March 31, 1995, related to the relocation of certain administrative functions to Dallas, Texas.

NOTE 5 -- CONTINGENCIES AND GOING CONCERN

CONTINGENCIES

Self Insurance
- --------------

During the year ended June 30, 1994, the Company began to self-insure general liability losses up to $250,000 per occurrence, with an annual aggregate of $2.8 million. As of March 31, 1996, the Company had insurance policies which provide excess coverage up to $27 million per occurrence and aggregate. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks of $1.7 million at March 31, 1996, which is included in other liabilities in the accompanying consolidated balance sheet. This liability is determined based on actuarial estimates.

Workers' Compensation Insurance
- -------------------------------

In fiscal 1996, the Company improved its method of determining workers' compensation premiums, whereby it no longer records the cost of such premiums based on estimates that are subject to potential audit adjustments at year end. As a result, at March 31, 1996, the Company reversed its recorded contingent liability related to workers' compensation premium audits. The $568,000 reversal is included in nonrecurring income in the accompanying consolidated statements of operations for the three and nine month periods ended March 31, 1996.

Membership Base
- ---------------

The Company derives a significant portion of its ongoing operating revenue from its campground members (82% in the first nine months of fiscal 1996). The Company's membership base has declined from 167,000 at December 31, 1991 to 131,000 at March 31, 1996 (22%), and the membership base is expected to decline at the rate of approximately 8% per annum during the balance of fiscal 1996.
The Company attributes this decline to its older membership base and to the Company's low level of membership sales during the period. During the last two fiscal years, the Company has increased its sales and marketing efforts in an attempt to replenish the Company's membership base. However, unless the Company is able to significantly increase its campground membership sales from current levels, its membership base will continue to decrease. Although the issue is not free from doubt, the Company believes that its declining membership base will stabilize over the next few years at a level substantially below the current level as it begins to realize results from its sales and marketing efforts.

Bonus Accrual
- -------------

Under the terms of his employment agreement, the Company's Chief Executive Officer has the right to elect, at his option, to receive a one-time bonus based on increases in the value of the Company's outstanding securities at the time he elects to receive the bonus. As a result, at March 31, 1996, the Company recorded a $530,000 contingent liability related to the vested portion of this bonus, which was then 50% vested. As of the date of this report, the Company's Chief Executive Officer has not elected to receive the one-time bonus. The $530,000 charge is included in general and administrative expense in the accompanying consolidated statements of operations for the three and nine month periods ended March 31, 1996.

Environmental Issues
- --------------------

Certain environmental issues may exist at some of the Company's campground and resort properties concerning underground storage tanks and waste disposal, and development of properties classified as "wetland" areas. Management has reviewed these issues and has determined that no significant effect is anticipated on the Company's operations or financial position.

Litigation
- ----------

Oregon and California Attorney General Matters.  During fiscal 1994, the
- -----------------------------------------------
Attorneys General of Oregon and California threatened to commence lawsuits against the Company as a result of its practice of charging a cancellation fee in connection with the cancellation of paid-in-full memberships. The Attorneys General alleged that paid-in-full memberships may be terminated by the member at any time by simply giving notice to the Company, and that it is an unlawful trade practice for the Company to insist upon payment of a cancellation fee. In September 1994, the Company agreed to change its practice and no longer require a cancellation fee. The Company has entered into an Assurance of Voluntary Compliance with the Oregon Attorney General regarding its cancellation policy. The Company has negotiated a preliminary agreement with the California Attorney General which provides that the Company will enter into a consent judgment regarding its cancellation policy and also refund certain amounts to members. This preliminary agreement is subject to negotiation of definitive documentation. Management does not believe that the resolution of these matters will have a material adverse effect upon the Company's operations or financial position.

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

Johnnie Lacy v. Thousand Trails, Inc., Civil Action No. C-96 00441, filed
- -------------------------------------
February 1, 1996, in the United States District Court for the Northern District of California. In this action, which purports to be a class action, the plaintiff alleges that a subsidiary of the Company has failed to comply with the Americans with Disabilities Act and related California statutes with respect to certain of its campgrounds. The plaintiff alleges that the Company's subsidiary has failed to remove barriers to access by persons with disabilities where such barrier removal is readily achievable. The plaintiff seeks unspecified damages and injunctive relief. Although this case is still in the early stages of development, management does not believe that it will have a material adverse effect upon the Company's operations or financial position.

The Company is involved in certain other litigation and is subject to certain claims arising from the normal course of business. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's operations or financial position.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is highly leveraged. At March 31, 1996, the Company had outstanding debt of $103.4 million (excluding trade payables and the discount on the Secured Notes) and an equity deficit of $23.7 million. In addition, since the Company's emergence from bankruptcy, the Company's earnings have been insufficient to cover its fixed charges. Based upon its current business plan, the Company believes that its future cash flow will be insufficient to enable it to repay the balance of its outstanding Secured Notes at maturity on July 15, 1998. Moreover, no assurance exists that the Company's future cash flow, results of operations, and business needs will enable it to make the mandatory redemptions of Secured Notes required by the Indenture on July 15, 1996 and 1997. In addition, the Company presently expects that it will default under the financial covenants in the Indenture for the Secured Notes at the September 30, 1996 measurement date, unless a waiver is obtained. Consequently, the Company believes that a recapitalization or reorganization of the Company and its subsidiaries will be required by no later than fiscal 1997.

During the third quarter of fiscal 1996, the Company and a committee (the "Committee") of certain holders of the Secured Notes jointly retained a financial advisor to advise them on recapitalization and reorganization alternatives for the Company. The Company intends to attempt to negotiate a recapitalization or reorganization with the Committee prior to July 15, 1996; however, there is no assurance that the Company will be able to reach any agreement with the Committee. The Company may reorganize in a proceeding under Chapter 11 of the Bankruptcy Code if it cannot reach an agreement with the Committee, or if it reaches an agreement with the Committee that can only be implemented through a bankruptcy reorganization.

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

NOTE 6 -- EXTRAORDINARY ITEM

On January 31, 1996, the Company repurchased $7.4 million principal amount of Secured Notes from unrelated sellers for $5.3 million, including accrued interest. The Company recognized a gain of $1.4 million on these transactions, which is presented as an extraordinary item in the consolidated statements of operations for the three and nine month periods ended March 31,

1996. The Company does not believe that it will have to provide for any taxes in connection with these transactions. The repurchase of the Secured Notes will be applied to reduce the Company's repayment requirement at maturity.

NOTE 7 -- NACO AND TRAILS

The Company has granted, subject to certain limitations, security interests in substantially all of its assets including the capital stock of its subsidiaries to secure the Secured Notes. In addition, all of the Company's subsidiaries, other than an immaterial utility subsidiary, have guaranteed the obligations of the Company under the Secured Notes and, subject to certain limitations, have granted security interests in substantially all of their assets to secure their guarantees. A guarantee by a subsidiary of the obligation of its parent may be voided, in whole or in part, if the creditors of the subsidiary, a trustee in bankruptcy of the subsidiary, or the subsidiary itself as the debtor-in-possession in bankruptcy determine that, among other things, the subsidiary received less than reasonably equivalent value in exchange for the guarantee and the subsidiary was insolvent on the date the guarantee was made or became insolvent as a result of the guarantee. Creditors of these companies could contend that the guarantees and grants of security interests were not supported by sufficient consideration, and could therefore contend that some or all of the guarantees could be unenforceable, in whole or in part. The Company believes that its subsidiaries received adequate financial and other benefits for their guarantees and security interests.

NACO and Trails have also granted liens, subject to certain limitations, on substantially all of their assets to secure the repayment of their respective indebtedness to the Company. These liens were subordinated to the security interests securing the guarantees of the Secured Notes. The indebtedness that these security interests secure, however, was pledged by the Company under the Indenture to secure the Secured Notes, and these security interests were collaterally assigned to the Indenture trustee. Such liens, however, are only enforceable to the extent of the underlying indebtedness secured thereby, which at March 31, 1996, totaled $27.4 million for NACO and $1,000 for Trails. Furthermore, the subsidiaries of NACO and Trails, other than an immaterial utility subsidiary, each guaranteed their respective parent's indebtedness to the Company and granted, subject to certain limitations, security interests in substantially all of their assets to secure such guarantees. As discussed above, these guarantees and liens are also subject to a risk that they may be unenforceable, in whole or in part.

The assets subject to the liens of the Indenture include (i) the capital stock of the Company's subsidiaries, including NACO and its subsidiaries, RPI, Trails and its subsidiaries other than an immaterial utility subsidiary, and Wilderness Management, (ii) the campgrounds and the common amenities at one resort owned by the Company's subsidiaries, together with related improvements, trailers, equipment, and certain other tangible personal property located thereat to the extent existing mortgages do not prohibit such liens, (iii) the closed campgrounds and other real estate that the Company's subsidiaries own and are in the process of selling, (iv) the contracts receivable that the Company and each of its subsidiaries own, (v) all indebtedness owed to the Company by its subsidiaries, together with all related liens, and (vi) substantially all of the cash balances of the Company and each of its subsidiaries. Currently, 56 of the Company's 58 operating campgrounds and the common amenities at one resort are subject to the liens of the Indenture. However, certain specified assets are excluded from the liens of the Indenture, including two of the Company's operating campgrounds, certain leasehold interests, rights and franchises that would become void if mortgaged or pledged, certain vehicles, trailers, and movable equipment, certain cash in restricted accounts, and the stock and assets of one immaterial utility subsidiary.

Three of NACO's campgrounds and three of Trails' campgrounds are also subject to mortgages in favor of the party from whom NACO or Trails purchased the property.

Some states, including California, Oregon, and Washington, have nondisturbance statutes that place limitations on the ability of the owner of a campground to close the campground or a lienholder to foreclose its lien. In certain states, these statutes permit the owner of a campground to close the campground or a lienholder to foreclose its lien if the holders of memberships at the campground receive access to a comparable campground. The mortgages on the Company's campgrounds that were granted to secure the Company's obligations under the Indenture, and the mortgages on the Company's campgrounds that were granted to secure NACO's and Trails' indebtedness to the Company, contain nondisturbance provisions that limit the ability of the lienholder to foreclose its lien unless the holders of the related memberships receive access to a comparable campground. The impact of the rights of members under these laws and non-disturbance provisions is uncertain and could adversely affect the implementation of, and the benefits or recoveries that may be available from, any "down-sizing" of the Company's business, whether through operations, upon foreclosure, or in a reorganization.

Set forth below are condensed consolidated statements of operations of NACO and Trails for the three and nine month periods ended March 31, 1996 and 1995. The operating results of RPI are apparent in the Company's accompanying consolidated statements of operations. The operating results of Wilderness Management are not material and therefore are not presented.

These condensed consolidated statements of operations are presented to provide additional analysis of, and should be read in conjunction with, the consolidated financial statements of the Company.

                         NATIONAL AMERICAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                  (Unaudited)

                                      Nine months ended March 31,    Three months ended March 31,
                                      ---------------------------    ----------------------------
                                         1996             1995          1996              1995
                                      -----------      ----------    -----------       ----------
REVENUES
Campground membership dues              $ 9,629         $10,454       $ 3,191           $ 3,495
Other campground/resort revenue --
 Campgrounds                              4,693           4,572           775               769
 Resorts                                  5,446           5,984         1,551             1,881
                                        -------         -------       -------           -------
                                         10,139          10,556         2,326             2,650
                                        -------         -------       -------           -------

Membership and resort interest sales      1,412           2,349           421               431
Interest income                             939           1,323           317               421
Gain on asset dispositions                3,562             506         3,058                33
Other income                              2,401           2,254           784               838
Nonrecurring income                       3,922           3,178         3,922             3,178
                                        -------         -------       -------           -------
    Total Revenue                        32,004          30,620        14,019            11,046
                                        -------         -------       -------           -------

EXPENSES
Operating expenses --
 Campgrounds                             11,805          13,502         3,168             3,859
 Resorts                                  5,942           6,357         1,751             1,805
                                        -------         -------       -------           -------
                                         17,747          19,859         4,919             5,664
                                        -------         -------       -------           -------

Selling expenses                            956           1,167           245               316
Provision for doubtful accounts              11              11             5                 2
Cost of sales                               134             407            37                96
Marketing expenses                          214             682            51               330
Interest expense                          3,755           3,423         1,218             1,093
Corporate member services                   275             394            80               114
General and administrative expenses       4,345           4,912         1,612             1,866
Restructuring costs                                         200                               5
                                        -------         -------       -------           -------
    Total Expenses                       27,437          31,055         8,167             9,486
                                        -------         -------       -------           -------

Income (Loss) Before Taxes                4,567            (435)        5,852             1,560
Provision for income taxes                  (72)            (81)         (242)              (24)
                                        -------         -------       -------           -------
    Net Income (Loss)                   $ 4,495           ($516)      $ 5,610           $ 1,536
                                        =======         =======       =======           =======

                             THOUSAND TRAILS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                  (Unaudited)


                                        Nine months ended March 31,    Three months ended March 31,
                                        ---------------------------    ----------------------------
                                            1996           1995            1996            1995
                                        ------------   ------------    ------------    ------------
REVENUES
Campground membership dues                 $20,327        $21,009         $ 6,722          $6,847
Other campground revenue                     5,939          6,179           1,350           1,519
Membership sales                             1,386            810             456             203
Interest income                              2,420          2,764             896             905
Gain on asset dispositions                     438                             23
Other income                                 1,732          1,101             591             293
Nonrecurring income                            792                            792
                                           -------        -------         -------          ------
    Total Revenue                           33,034         31,863          10,830           9,767
                                           -------        -------         -------          ------

EXPENSES
Operating expenses                          18,975         21,499           5,115           6,303
Selling expenses                             1,441            664             444             183
Provision for doubtful accounts                  5              5
Cost of sales                                                  62                              12
Marketing expenses                             715            939             215             415
Interest expense                               108            348               1             106
Corporate member services                      960          1,200             251             465
General and administrative expenses          3,411          3,534           1,300           1,181
Restructuring costs                                           303
                                           -------        -------         -------          ------
    Total Expenses                          25,615         28,554           7,326           8,665
                                           -------        -------         -------          ------

Income Before Taxes                          7,419          3,309           3,504           1,102
Provision for income taxes                  (2,467)        (1,823)         (1,624)           (739)
                                           -------        -------         -------          ------
    Net Income                             $ 4,952        $ 1,486         $ 1,880          $  363
                                           =======        =======         =======          ======

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

LIQUIDITY AND CAPITAL RESOURCES

CONTINUING LOSSES AND NEGATIVE CASH FLOW. Since emerging from bankruptcy on December 31, 1991, the Company has decreased its total indebtedness by $50.5 million, decreased its annualized operating expenses by $44.1 million (39%), and implemented the TTN Alliance Program under which certain campground members voluntarily increased their annual dues by an aggregate of $2.1 million. During fiscal 1996, the Company also stabilized its operations, and it presently expects to achieve a positive contribution from operations for the full fiscal year as discussed below. However, despite these improvements, the Company is still experiencing net losses, excluding nonrecurring and extraordinary items, and negative cash flow from operating activities, excluding the principal collections on the contracts receivable portfolio. Through fiscal 1996, the Company has funded this cash flow deficiency with the collections from the contracts receivable portfolio, which the Company is no longer replenishing materially.

The Company has attempted to reverse its losses and negative operating cash flow primarily by reducing expenses and attempting to increase revenues from its existing membership base. The Company began instituting cost reduction measures in fiscal 1992. These measures have included deferring maintenance at the campgrounds and resorts, restructuring the sales and marketing departments, laying off sales and marketing employees, consolidating departments, and reducing staffing levels. In addition, the Company has removed eleven campgrounds from the system. The Company has also reduced service levels at the campgrounds and changed to seasonal operations at certain campgrounds.

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

DECLINING MEMBERSHIP BASE. The Company's membership base has declined from 167,000 at December 31, 1991 to 131,000 at March 31, 1996 (22%), and the
membership base is expected to decline at the rate of approximately 8% per annum during the balance of fiscal 1996. The Company attributes this decline to its older membership base and to the Company's low level of membership sales during the period. During the last two fiscal years, the Company has increased its sales and marketing efforts in an attempt to replenish the Company's membership base. However, unless the Company is able to significantly increase its campground membership sales from current levels, its membership base will continue to decrease. Although the issue is not free from doubt, the Company believes that its declining membership base will stabilize over the next few years at a level substantially below the current level as the Company begins to realize results from its sales and marketing efforts.

CURRENT OPERATING STRATEGY.  For the nine months ended March 31, 1996, the
- -----------------------------
Company had a positive contribution from operations (defined below) of $4.4 million, compared with a negative contribution of $1.0 million for the same period last year. The improvement in the current period resulted primarily from cost reduction measures implemented during the last quarter of fiscal 1995 and during fiscal 1996, which reduced general and administrative and campground operating expenses. The Company presently expects to have a positive contribution from operations of $4.0 million to $4.5 million for fiscal 1996. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset dispositions, restructuring costs, nonrecurring items, taxes and extraordinary items. See the tables on pages 29 and 30 for the elements of the positive contribution from operations and the Company's operating income (loss) before taxes for the historical periods involved. The Company's expectation as to the contribution from operations for the remainder of fiscal 1996 is a forward-looking statement made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statement is not historical and involves risks and uncertainties. The actual contribution from operations may differ materially due to several factors, including but not limited to the Company's continued ability to control costs and implement its sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and others of the Company's stated efforts to recapitalize or reorganize, and the other factors affecting the Company's operations described in this report and in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

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

NEGATIVE INTEREST SPREAD. The Company's interest expense exceeds its interest income by a significant amount. This negative interest spread was $8.3 million for the nine months ended March 31, 1996, and at the current level of operations, is expected to total approximately $10.8 million for fiscal 1996.

REQUIRED RECAPITALIZATION OR REORGANIZATION. The Company is highly leveraged. At March 31, 1996, the Company had outstanding debt of $103.4 million (excluding trade payables and the discount on the Secured Notes) and an equity deficit of $23.7 million. In addition, since the Company's emergence from bankruptcy, the Company's earnings have been insufficient to cover its fixed charges. Based upon its current business plan, the Company believes that its future cash flow will be insufficient to enable it to repay the balance of its outstanding Secured Notes at maturity on July 15, 1998. Moreover, no assurance exists that the Company's future cash flow, results of operations, and business needs will enable it to make the mandatory redemptions of Secured Notes required by the Indenture on July 15, 1996 and 1997. In addition, the Company presently expects that it will default under the financial covenants in the Indenture for the Secured Notes at the September 30, 1996 measurement date, unless a waiver is obtained. Consequently, the Company believes a recapitalization or reorganization of the Company and its subsidiaries will be required by no later than fiscal 1997.

During the third quarter of fiscal 1996, the Company and a committee (the "Committee") of certain holders of the Secured Notes jointly retained a financial advisor to advise them on recapitalization and reorganization alternatives for the Company. The Company intends to attempt to negotiate a recapitalization or reorganization with the Committee prior to July 15, 1996; however, there is no assurance that the Company will be able to reach any agreement with the Committee. The Company may reorganize in a proceeding under Chapter 11 of the Bankruptcy Code if it cannot reach an agreement with the Committee, or if it reaches an agreement with the Committee that can only be implemented through a bankruptcy reorganization.

Any recapitalization or reorganization would likely dilute substantially or could eliminate the interests of the holders of the Company's common stock. There is no assurance that the Company will be able to accomplish a timely recapitalization or reorganization, or that the terms of a recapitalization or reorganization would be favorable to the holders of the Company's securities.

CASH. On March 31, 1996, the Company had $36.3 million of cash and cash equivalents, a decrease of $14.3 million during the nine month period. The Company's cash declined primarily because $18.6 million was used to make a mandatory redemption of Secured Notes on July 15, 1995, and $5.3 million was used to repurchase Secured Notes in January 1996 (see Extraordinary Item below). These expenditures were partially offset by proceeds of $7.0 million from the sale of assets, and $3.8 million provided by operating activities.

The Company's principal sources of operating cash for the nine months were $13.9 million in principal and interest collections on receivables and $57.2 million in dues collections and other campground and resort revenues. Principal uses of operating cash for the nine months were $38.0 million in operating expenses, $9.7 million in general and administrative expenses (including corporate member services costs), $3.0 million in insurance premiums, and $14.4 million in interest payments, principally related to the Secured Notes.

Excluding $9.1 million of principal collections on its contracts receivable, the Company had negative cash flow from operating activities of $5.3 million for the nine months ended March 31, 1996. In addition, the Company estimates that its overall cash flow for fiscal 1996 will be negative because of the $18.6 million used to make the mandatory redemption of Secured Notes in July 1995, the $5.3 million used to repurchase Secured Notes in January 1996, and the semi-annual interest payments on the Secured Notes. Receivable collections will continue to be used to fund the Company's negative cash flow from operations during the current fiscal year. In the long term, however, because new membership sales are not materially replenishing the contracts receivable, the Company will be unable to cover negative cash flow through receivable collections, which will continue to decline.

Management anticipates the following significant expenditures during the remainder of the fiscal year (in millions):

     . Balloon payment on first mortgage
        on campground                          $ .8
     . Capital improvements, maintenance,
        and repairs for campground operations   1.1
     . Capital improvements to fulfill
        HUD obligations and to facilitate
        the sale of resort assets                .4

     . Selling and marketing efforts            1.7
                                               ----
                                               $4.0
                                               ====

In addition, the Company expects to incur significant restructuring costs in connection with any recapitalization or reorganization. All of these expenditures will be funded primarily from the Company's cash reserves and collections of principal and interest on its contracts receivable, which collections are estimated to be approximately $3.4 million for the remainder of fiscal 1996.

Moreover, on July 15, 1996, the Company will be required to redeem an additional $18.6 million of Secured Notes and make a $6.1 million semi-annual interest payment on the Secured Notes.

The Indenture limits the type of investments in which the Company may invest its available cash, resulting in a relatively low yield. Investments of cash had a weighted average yield of 5.3% at March 31, 1996.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets decreased by $25.6 million during the nine months ended March 31, 1996. Cash decreased by $14.3 million as discussed above. Contracts receivable decreased by $3.2 million due primarily to $9.1 million in cash collections offset by a $5.1 million adjustment made at March 31, 1996 to reduce the allowance for doubtful accounts, and $856,000 related to the amortization of the allowances for interest discount and collection costs and valuation allowance. Accounts and dues receivable declined by $2.4 million due primarily to (i) a $1.0 million adjustment made at March 31, 1996 to increase the allowance for doubtful accounts related to dues receivable, (ii) the receipt of certain payroll tax refunds during the period, and (iii) the timing of dues collections. Campground and resort properties decreased by a total of $7.6 million due primarily to (i) the sale of the common amenities at one resort, (ii) the sale of two non-operating campgrounds and certain other real estate, (iii) the abandonment of two operating campgrounds, and (iv) depreciation during the period. These decreases were partially offset by a $1.4 million increase in restricted cash resulting primarily from a $1.5 million cash deposit made to obtain a standby letter of credit that secures the obligations of the Company under the employment agreement with the Company's Chief Executive Officer.

Total liabilities decreased by $31.7 million during the nine months ended March 31, 1996. Secured Notes decreased by $22.2 million as a result of the mandatory redemption of $18.6 million of Secured Notes in July 1995 and repurchase of $7.4 million of Secured Notes in January 1996, partially offset by amortization of the discount during the period. Notes payable decreased by $2.8 million due to scheduled repayments and the abandonment of two campgrounds which were subject to nonrecourse obligations totaling $2.5 million. Accounts payable decreased by $2.3 million due primarily to the seasonal nature of the Company's operations, the significant marketing activity during Spring 1995, and the expenditure of funds during Spring 1995 for capital improvements under the TTN Alliance Program. Accrued interest on the Secured Notes declined by $4.4 million due to the timing of the semi-annual interest payments, the mandatory redemption of Secured Notes in July 1995, and the repurchase of Secured Notes in January 1996. These decreases were partially offset by deferred membership dues revenue, which increased by $1.2 million due to cash collections in excess of revenue recognized during the period.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995

NET INCOME (LOSS). The Company reported net income of $8.0 million or $2.17 per share on revenues of $26.3 million for the three months ended March 31, 1996. This compares with net income of $196,000 or $.05 per share on revenues of $23.2 million for the same period last year. The results for the current period include a $1.4 million extraordinary gain on the repurchase of Secured Notes, and $4.7 million of nonrecurring income consisting of $4.1 million from a net reduction in the allowance for doubtful accounts related to contracts and dues receivable, and $568,000 from the reversal of a contingent liability. The current period results also include $79,000 of restructuring costs related to the Company's current efforts to recapitalize or reorganize. The results for the prior period include $3.7 million of nonrecurring income consisting of $2.7 million from the reversal of a contingent liability and $1.0 million from reductions in the allowances for doubtful accounts and collection costs. The prior period results also include $18,000 of restructuring costs related to the relocation of certain administrative functions to Dallas, Texas.

Excluding the extraordinary gain, nonrecurring income, and restructuring costs, the Company would have had net income of $2.0 million for the three months ended March 31, 1996, compared with a net loss of $3.5 million for the same period last year. The improvement in the current period was due primarily to gains from asset dispositions, and decreases in campground operating costs and interest expense.

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the three months ended March 31, 1996:

                                              Three Months Ended March 31, 1996
                                              ---------------------------------
                                              Campgrounds    Resorts     Total
                                              -----------    -------    -------
CAMPGROUND/RESORT OPERATIONS
 Membership dues                                $ 9,913                 $ 9,913
 Other campground/resort revenues                 2,136      $ 1,551      3,687
 Campground ancillary expenses                   (1,063)                 (1,063)
 Other operating expenses                        (7,256)      (1,751)    (9,007)
                                                -------      -------    -------
Profit (loss) on campground/resort operations     3,730         (200)     3,530
                                                -------      -------    -------
SALES
 Memberships                                        559                     559
 Resort interests                                                318        318
                                                -------      -------    -------
Total sales                                         559          318        877
                                                -------      -------    -------

 Selling costs                                     (549)        (182)      (731)
 Marketing expenses                                (266)                   (266)
                                                -------      -------    -------
Total expenses                                     (815)        (182)      (997)
                                                -------      -------    -------

Profit (loss) on sales                             (256)         136       (120)
                                                -------      -------    -------
RESORT PARKS INTERNATIONAL
 Fee income                                       1,204                   1,204
 Cost of operations                                (536)                   (536)
                                                -------      -------    -------
RPI net contribution                                668                     668
                                                -------      -------    -------
                                                $ 4,142         ($64)     4,078
                                                -------      -------    -------

 Other income                                                             1,073
 Corporate member services                                                 (331)
 General and administrative expenses                                     (3,112)
                                                                        -------
OPERATING INCOME BEFORE INTEREST INCOME AND
 EXPENSE, GAIN ON ASSET DISPOSITIONS,
 RESTRUCTURING COSTS, NONRECURRING INCOME,
 TAXES AND EXTRAORDINARY ITEM                                             1,708
                                                                        -------

 Interest income                                                          1,742
 Interest expense and amortization of
  debt discount and consent fees                                         (4,358)
 Gain on asset dispositions                                               3,086
 Restructuring costs                                                        (79)
 Nonrecurring income                                                      4,714
                                                                        -------
OPERATING INCOME BEFORE TAXES
 AND EXTRAORDINARY ITEM                                                 $ 6,813
                                                                        =======


The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the three months ended March 31, 1995:


                                           Three Months Ended March 31, 1995
                                           ----------------------------------
                                           Campgrounds     Resorts     Total
                                           -----------    ---------   -------
CAMPGROUND/RESORT OPERATIONS
 Membership dues                             $10,212                 $ 10,212
 Other campground/resort revenues              2,292       $ 1,881      4,173
 Campground ancillary expenses                (1,043)                  (1,043)
 Operating expenses                           (9,084)       (1,805)   (10,889)
                                             -------       -------   --------

Profit on campground/resort operations         2,377            76      2,453
                                             -------       -------   --------
SALES
 Memberships                                     275                      275
 Resort interests                                              359        359
                                             -------       -------   --------
Total sales                                      275           359        634
                                             -------       -------   --------

 Selling costs                                  (356)         (253)      (609)
 Marketing expenses                             (745)                    (745)
                                             -------       -------   --------
Total expenses                                (1,101)         (253)    (1,354)
                                             -------       -------   --------

Profit (loss) on sales                          (826)          106       (720)
                                             -------       -------   --------

RESORT PARKS INTERNATIONAL
 Fee income                                    1,203                    1,203
 Cost of operations                             (656)                    (656)
                                             -------       -------   --------
RPI net contribution                             547                      547
                                             -------       -------   --------
                                             $ 2,098       $   182      2,280
                                             =======       =======   --------

 Other income                                                             577
 Corporate member services                                               (579)
 General and administrative expenses                                   (3,096)
                                                                     --------

OPERATING LOSS BEFORE INTEREST INCOME AND
 EXPENSE, GAIN ON ASSET DISPOSITIONS,
 RESTRUCTURING COSTS, NONRECURRING
 INCOME AND TAXES                                                        (818)
                                                                     --------

 Interest income                                                        2,633
 Interest expense and amortization of
  debt discount and consent fees                                       (5,282)
 Gain on asset dispositions                                                21
 Restructuring costs                                                      (18)
 Nonrecurring income                                                    3,718
                                                                     --------

OPERATING INCOME BEFORE TAXES                                        $    254
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

Campground membership dues revenue was $9.9 million for the three months ended March 31, 1996, compared with $10.2 million for the same period last year. The decrease is mainly attributable to a decline in the membership base.

Other campground revenues decreased slightly to $2.1 million for the three months ended March 31, 1996, compared with $2.3 million for the same period last year, due primarily to the closure of two campgrounds during the second quarter of fiscal 1996 and inclement weather in certain areas during the current period. The related campground ancillary expenses were approximately $1.0 million for the three month periods ended March 31, 1996 and 1995.

Other campground operating expenses decreased by $1.8 million to $7.3 million for the three months ended March 31, 1996, from $9.1 million for the same period last year. This decrease resulted primarily from the operational changes made at the campgrounds in the fall of 1995, which included the closure of two campgrounds and reductions in service levels at certain campgrounds. In the third quarter of fiscal 1996, the Company announced that it would permanently close two additional campgrounds. In addition, in the third quarter of fiscal 1996, the Company sold two of its non-operating campgrounds, and eliminated the carrying costs associated with them, which were approximately $333,000 per year.

In April 1992, the Company suspended the sale of new campground memberships because its sales program was operating at a loss and with negative cash flow. In the fall of 1992, the Company began to assist campground members desiring to sell their memberships in the secondary market. During fiscal 1994, as part of its focus on ongoing revenues from campground operations, the Company determined that it should increase its sales and marketing efforts in order to replenish its campground membership base. As a result, in May 1994, the Company instituted a new sales program under which it began selling new campground memberships on a limited basis. In May 1995, the Company introduced new membership products, and it significantly increased its sales and marketing efforts for the summer of 1995. The new membership products offer the consumer a choice of membership options ranging from the use of one campground to the entire system of campgrounds. In addition, the new membership products offer the consumer a choice of annual dues levels ranging from $198 for 15 nights of use to $998 for up to 365 nights of use.

During the nine months ended March 31, 1996, the Company sold 1,892 new memberships at an average sales price of $952 and an average annual dues level of $310. Although the volume of membership sales was low, it was almost four times greater than the number of comparable memberships sold during the same period last year. In addition, the Company believes that it has improved the efficiency of its sales processes. For example, the Company generated 8% more sales reservations during the current year period, compared with the same period last year, and 15% of the people making reservations purchased a membership during the current year period, compared with 5% during the same period last year. Similarly, the percentage of people who purchased a membership after attending a sales presentation increased to 33% from historical levels of 10%. Given these improvements in its sales processes, the Company believes that it may be able to increase the level of membership sales in the future.

Campground membership sales revenue was $559,000 for the three months ended March 31, 1996, compared with $275,000 for the same period last year, reflecting a higher volume of new membership sales at a lower average price in the current period. The Company's selling and marketing expenses exceeded its sales revenue by $256,000 and $826,000, respectively, during the two periods. These expenses exceeded revenues due to the low volume of sales and the increased sales and marketing efforts discussed above.

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

The Company has the capacity to sell approximately 62,000 additional new memberships in the future, assuming the sale of ten memberships for each campsite. Any down-sizing of the Company's business would reduce this capacity.

CAMPGROUND MANAGEMENT. During fiscal 1994, a wholly owned subsidiary of the Company, Wilderness Management, began to manage public campgrounds for the US Forest Service. As of March 31, 1996, Wilderness Management had entered into management contracts covering 35 campgrounds containing a total of 1,436 campsites. Pursuant to these contracts, the Company incurs the expenses of operating the campgrounds and receives the related revenues, net of a fee paid to the Forest Service. For the three months ended March 31, 1996, the Company lost $21,000 on revenues of $14,000 from these operations, compared with a loss of $55,000 on revenues of $6,000 for the same period last year. The campground management operations generally incur a loss during the third fiscal quarter due to certain fixed expenses and the seasonal closure of the campgrounds. However, the Company presently anticipates that these operations will result in a small positive net contribution for the full fiscal year.

FULL SERVICE RESORT OPERATIONS. The direct operating expenses of the full service resorts exceeded revenues by $200,000 for the three months ended March 31, 1996, compared with a positive contribution from operations of $76,000 for the same period last year. The decline in the current period was due primarily to the timing of dues billings and receipt of the corresponding management fees which were slightly delayed in the current period, and the sale of the common amenities at one of the resorts in the third quarter of fiscal 1996, which resulted in lower amenity fee income. Timeshare management operations produced a net contribution of $288,000 for the three months ended March 31, 1996, compared with a net contribution of $336,000 for the same period last year, due primarily to the timing of dues billings as mentioned above.

Since June 1992, the Company has been selling its timeshare and lot inventory at substantially reduced prices in order to reduce the carrying costs on the unsold inventory, increase management fees, and eliminate the Company's requirement to pay dues to the timeshare associations on unsold units. Timeshare and lot sales were $318,000 and $359,000 for the three months ended March 31, 1996 and 1995, respectively. The decrease in the current period resulted from the Company having less desirable inventory available for sale and fewer existing timeshare owners who had not been contacted previously about purchasing an additional timeshare. The related selling expenses were 57% of sales for the three months ended March 31, 1996, compared with 70% of sales for the same period last year. The decrease in the percentage in the current period was due primarily to the sale of a group of lots at one of the resorts in the current period which were sold without a sales commission. As of March 31, 1996, there were approximately 1,700 timeshare weeks available for sale out of a total of 32,000.

In February 1996, the Company sold the common amenities at one of the full service resorts for net proceeds of $4.3 million, and recognized a gain of $2.2 million. The Company presently plans to dispose of a substantial portion of the remaining resort assets over the next several years.

However, no assurance exists that the Company will be able to locate a buyer for any of the remaining resort assets or that sales on acceptable terms can be effected.

RESORT PARKS INTERNATIONAL. RPI produced a net contribution of $668,000 during the three months ended March 31, 1996, compared with $547,000 for the same period last year, due primarily to cost reductions in the current period. RPI members pay a fee to RPI that entitles them to use any of the participating facilities, subject to certain limitations.

NEGATIVE INTEREST SPREAD. Interest expense exceeded interest income by approximately $2.6 million for the three months ended March 31, 1996 and 1995. The Company anticipates that, at the current level of operations, the negative interest spread will total approximately $10.8 million for fiscal 1996.

Interest income decreased by $891,000 for the three months ended March 31, 1996, compared with the same period last year, due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable and an $11.7 million decrease in the cash balance between years.

Interest expense decreased by $924,000 for the three months ended March 31, 1996, compared with the same period last year, due primarily to the $18.6 million mandatory redemption of Secured Notes in July 1995, the repurchase of Secured Notes in January 1996, and scheduled repayments of notes payable.

GAIN ON ASSET DISPOSITIONS. The Company recognized a gain on the disposition of assets of $3.1 million for the three months ended March 31, 1996, compared with $21,000 for the same period last year. The gain in the current period resulted primarily from the sale of the common amenities at one of the full service resorts and two non-operating campgrounds. The sale of common amenities at the full service resort generated net proceeds of $4.3 million, and a gain of $2.2 million. The gain in the prior period resulted primarily from the sale of excess acreage at certain of the campgrounds and resorts. Over the next several years, the Company intends to dispose of a substantial portion of its remaining assets at the full service resorts, any campgrounds that are closed as the Company down-sizes, and other undeveloped land and excess acreage associated with the campgrounds.

OTHER INCOME. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, settlements received on defaulted contracts, and subscription fees received from members who subscribe to the Company's member magazine. In addition, the Company has implemented a new automated reservation system and, effective June 1, 1996, intends to begin charging members for making more than five operator-assisted reservations in a given year. Other income was $1.1 million for the three months ended March 31, 1996, compared with $577,000 for the same period last year. The increase in the current period was due primarily to an increase in income from recoveries on canceled contracts and dues as a result of increased use of outside collection agencies.

NONRECURRING INCOME. Nonrecurring income was $4.7 million for the three months ended March 31, 1996, compared with $3.7 million for the same period last year. Nonrecurring income for the current period includes $4.1 million resulting from the net reduction in the allowance for doubtful accounts related to contracts and dues receivable, and $568,000 from the reduction of a contingent liability. Nonrecurring income for the prior period includes $2.7 million from the reversal of a contingent liability, and $1.0 million resulting from reductions in the allowances for doubtful accounts and collection costs. See Notes 2 and 5 to the consolidated financial statements included in Item 1.

OTHER EXPENSES. General and administrative expenses were approximately $3.1 million for the three months ended March 31, 1996 and 1995. General and administrative expenses for the current period reflect cost reductions implemented in the last quarter of fiscal 1995 and first quarter of fiscal 1996 that were partially offset by a $530,000 contingent liability recorded at March 31, 1996 for the vested portion of a bonus the Company's Chief Executive Officer has the right to receive under his employment agreement. See Note 5 to the consolidated financial statements included in
Item 1.

Corporate member services costs were $331,000 for the three months ended March 31, 1996, compared with $579,000 for the same period last year. The decrease in the current period was due primarily to staff reductions and other cost-cutting measures implemented during the fall of 1995.

The Company incurred $79,000 of restructuring expenses during the three months ended March 31, 1996, related to its current efforts to recapitalize or reorganize. The Company incurred $18,000 of restructuring expenses during the three months ended March 31, 1995, related to the relocation of certain administrative functions to Dallas, Texas.

EXTRAORDINARY ITEM. On January 31, 1996, the Company repurchased $7.4 million principal amount of Secured Notes from unrelated sellers for $5.3 million, including accrued interest. The Company recognized a gain of $1.4 million on these transactions, which is presented as an extraordinary item in the consolidated statements of operations. The Company does not believe that it will have to provide for any taxes in connection with these transactions. The repurchase of the Secured Notes will be applied to reduce the Company's repayment requirement at maturity. Following the repurchase, the Company had outstanding $101.4 million principal amount of Secured Notes.


Nine Months Ended March 31, 1996 and 1995

NET INCOME (LOSS). The Company reported net income of $6.2 million or $1.66 per share on revenues of $70.0 million for the nine months ended March 31, 1996. This compares with a net loss of $5.7 million or $1.55 per share on revenues of $68.6 million for the same period last year. The results for the current period include a $1.4 million extraordinary gain on the repurchase of Secured Notes and $4.7 million of nonrecurring income consisting of $4.1 million from the net reduction in the allowance for doubtful accounts related to contracts and dues receivable, and $568,000 from the reversal of a contingent liability. The current period results also include $79,000 of restructuring costs related to the Company's efforts to recapitalize or reorganize. The results for the prior period include $3.7 million of nonrecurring income consisting of $2.7 million from the reversal of a contingent liability and $1.0 million from reductions in the allowances of doubtful accounts and collection costs. The prior period results also include $573,000 for restructuring expenses related to the relocation of certain administrative functions to Dallas, Texas.

Excluding the extraordinary gain, nonrecurring income, and restructuring costs, the Company would have had net income of $125,000 for the nine months ended March 31, 1996, compared with a net loss of $8.8 million for same period last year. The improvement in the current period was due primarily to gains from asset sales, and decreases in expenses, principally campground operating costs, general and administrative expenses and interest.

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the nine months ended March 31, 1996:

                                             Nine Months Ended March 31, 1996
                                             --------------------------------
                                             Campgrounds   Resorts     Total
                                             -----------   -------   --------
CAMPGROUND/RESORT OPERATIONS
 Membership dues                              $ 29,956               $ 29,956
 Other campground/resort revenues               11,195     $ 5,446     16,641
 Campground ancillary expenses                  (5,681)                (5,681)
 Operating expenses                            (25,612)     (5,942)   (31,554)
                                              --------     -------   --------
Profit (loss) on campground/resort
 operations                                      9,858        (496)     9,362
                                              --------     -------   --------
SALES
 Memberships                                     1,780                  1,780
 Resort interests                                            1,018      1,018
                                              --------     -------   --------
Total sales                                      1,780       1,018      2,798
                                              --------     -------   --------

 Selling costs                                  (1,872)       (675)    (2,547)
 Marketing expenses                               (929)                  (929)
                                              --------     -------   --------
Total expenses                                  (2,801)       (675)    (3,476)
                                              --------     -------   --------

Profit (loss) on sales                          (1,021)        343       (678)

RESORT PARKS INTERNATIONAL
 Fees                                            3,438                  3,438
 Cost of operations                             (1,709)                (1,709)
                                              --------     -------   --------
RPI net contribution                             1,729                  1,729
                                              --------     -------   --------
                                              $ 10,566       ($153)    10,413
                                              ========     =======   --------

 Other income                                                           3,280
 Corporate member services                                             (1,235)
 General and administrative expenses                                   (8,073)
                                                                     --------
OPERATING INCOME BEFORE INTEREST
 INCOME AND EXPENSE, GAIN ON
 ASSET DISPOSITIONS, RESTRUCTURING
 COSTS, NONRECURRING INCOME, TAXES AND
 EXTRAORDINARY ITEM                                                     4,385
                                                                     --------

 Interest income                                                        5,146
 Interest expense and amortization of
  debt discount and consent fees                                      (13,399)
 Gain on asset dispositions                                             4,004
 Restructuring costs                                                      (79)
 Nonrecurring income                                                    4,714
                                                                     --------
OPERATING INCOME BEFORE TAXES
 AND EXTRAORDINARY ITEM                                              $  4,771
                                                                     ========

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the nine months ended March 31, 1995:

                                            Nine Months Ended March 31, 1995
                                            --------------------------------
                                            Campgrounds   Resorts     Total
                                            -----------   -------   --------
CAMPGROUND/RESORT OPERATIONS
 Membership dues                             $  31,073              $ 31,073
 Other campground/resort revenues               11,128    $ 5,984     17,112
 Campground ancillary expenses                  (5,454)               (5,454)
 Operating expenses                            (29,620)    (6,357)   (35,977)
                                             ---------    -------   --------
Profit (loss) on campground/resort               7,127       (373)     6,754
 operations                                  ---------    -------   --------

SALES
 Memberships                                     1,331                 1,331
 Resort interests                                           1,828      1,828
                                             ---------    -------   --------
Total sales                                      1,331      1,828      3,159
                                             ---------    -------   --------

 Selling costs                                  (1,250)    (1,066)    (2,316)
 Marketing expenses                             (1,621)               (1,621)
                                             ---------    -------   --------
Total expenses                                  (2,871)    (1,066)    (3,937)
                                             ---------    -------   --------

Profit (loss) on sales                          (1,540)       762       (778)
                                             ---------    -------   --------
RESORT PARKS INTERNATIONAL
 Fees                                            3,585                 3,585
 Cost of operations                             (2,052)               (2,052)
                                             ---------    -------   --------
RPI net contribution                             1,533                 1,533
                                             ---------    -------   --------
                                             $   7,120    $   389      7,509
                                             =========    =======   --------

 Other income                                                          1,951
 Corporate member services                                            (1,594)
 General and administrative expenses                                  (8,875)
                                                                    --------
OPERATING LOSS BEFORE INTEREST INCOME
 AND EXPENSE, GAIN ON ASSET DISPOSITIONS,
 RESTRUCTURING COSTS, NONRECURRING ITEMS
 AND TAXES                                                            (1,009)
                                                                    --------

 Interest income                                                       7,536
 Interest expense and amortization of
  debt discount and consent fees                                     (15,686)
 Gain on asset dispositions                                              499
 Restructuring costs                                                    (573)
 Nonrecurring income                                                   3,718
                                                                    --------

OPERATING LOSS BEFORE TAXES                                          ($5,515)
                                                                    ========

CAMPGROUND OPERATIONS. Campground membership dues revenue was $30.0 million for the nine months ended March 31, 1996, compared with $31.1 million for the same period last year. The decrease in the current period resulted primarily from a decline in the membership base.

Other campground revenues were approximately $11.1 million for the nine months ended March 31, 1996 and 1995. The related campground ancillary expenses were $5.7 million for the nine months ended March 31, 1996, compared with $5.5 million for the same period last year.

Other campground operating expenses were $25.6 million for the nine months ended March 31, 1996, compared with $29.6 million for the same period last year. The $4.0 million decrease in the current period was due primarily to the operational changes made at the campgrounds in fiscal 1996, including the closure of four campgrounds and reductions in service levels at certain campgrounds.

Campground membership sales revenue was $1.8 million for the nine months ended March 31, 1996, compared with $1.3 million for the same period last year. The increase in the current period reflects a higher volume of new membership sales at lower average prices. Although the Company's results are improving, its selling and marketing expenses exceeded its sales revenue by $1.0 million and $1.5 million, respectively, in the two periods. These expenses exceeded sales revenue because of the increased marketing activity, and the low volume of sales in both periods which did not cover fixed costs.

CAMPGROUND MANAGEMENT. For the nine months ended March 31, 1996, the Company's campground management operations generated a net contribution of $49,000 on revenues of $596,000, compared with a loss of $103,000 on revenues of $399,000 for the same period last year, due primarily to an expansion of the campground management operations.

FULL SERVICE RESORT OPERATIONS. The direct operating expenses of the full service resorts exceeded revenues by $496,000 for the nine months ended March 31, 1996, compared with $373,000 for the same period last year. The decline in the current period was due primarily to the timing of dues billings and receipt of the corresponding management fees which were slightly delayed in the current period, and the sale of the common amenities at one of the resorts in the third quarter of fiscal 1996, which resulted in lower amenity fee income. Timeshare management operations produced a net contribution of $455,000 for the nine months ended March 31, 1996, compared with a net contribution of $548,000 for the same period last year, due primarily to the timing of dues billings as mentioned above.

Timeshare and lot sales were $1.0 million for the nine months ended March 31, 1996, compared with $1.8 million for the same period last year. The decrease in the current period resulted from the Company having less desirable inventory available for sale and fewer existing timeshare owners who had not been contacted previously about purchasing an additional timeshare. The related selling expenses were 66% and 58% of sales for the nine months ended
March 31, 1996 and 1995, respectively. The higher percentage in the current period reflects the lower sales volume in the current period combined with certain fixed selling costs.

RESORT PARKS INTERNATIONAL. RPI produced a net contribution of $1.7 million for the nine months ended March 31, 1996, compared with $1.5 million for the same period last year, due primarily to cost reductions in the current period.

NEGATIVE INTEREST SPREAD. Interest expense exceeded interest income by $8.3 million for the nine months ended March 31, 1996, compared with $8.2 million for the same period last year. The negative interest spread increased slightly in the current period primarily because interest income from the diminishing contracts receivable portfolio and lower cash balances declined at a faster rate than interest expense on debt.

Interest income decreased by $2.4 million for the nine months ended March 31, 1996, compared with the same period last year, principally due to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable, and an $11.7 million decrease in the cash balance between years. Interest expense decreased by $2.3 million for the nine months ended March 31, 1996, compared with the same period last year, due primarily to the redemption of Secured Notes in July 1995, the repurchase of Secured Notes in January 1996, and scheduled repayments of notes payable.

GAIN ON ASSET DISPOSITIONS. The Company recognized a gain on the disposition of assets of $4.0 million for the nine months ended March 31, 1996, compared with $499,000 for the same period last year. The gain in the current period resulted primarily from the sale of the common amenities at one of the full service resorts and two non-operating campgrounds, and the disposition of two operating campgrounds that were abandoned. The sale of common amenities at the full service resort generated net proceeds of $4.3 million, and a gain of $2.2 million. The gain in the prior period resulted primarily from the sale of excess acreage at certain of the campgrounds and resorts.

OTHER INCOME.  Other income was $3.3 million for the nine months ended
March 31, 1996, compared with $2.0 million for the same period last year. The increase in the current period was due primarily to an increase in income from recoveries on canceled contracts and dues as a result of increased use of outside collection agencies.

NONRECURRING INCOME. Nonrecurring income for the current period includes $4.1 million resulting from the net reduction in the allowance for doubtful accounts related to contracts and dues receivable and $568,000 from the reduction of a contingent liability. Nonrecurring income for the prior period includes
$2.7 million from the reversal of a contingent liability and $1.0 million from a reduction in the allowances for doubtful accounts and collection costs. See Notes 2 and 5 to the consolidated financial statements included in Item 1.

OTHER EXPENSES. General and administrative expenses were $8.1 million for the nine months ended March 31, 1996, compared with $8.9 million for the same period last year. The decrease in the current period was due primarily to cost reductions implemented in the last quarter of fiscal 1995 and first quarter of fiscal 1996, partially offset by a $530,000 contingent liability recorded at March 31, 1996 for the vested portion of a bonus the Company's Chief Executive Officer has the right to receive under his employment agreement. See Note 5 to the consolidated financial statements included in Item 1.

Corporate member services costs were $1.2 million for the nine months ended March 31, 1996, compared with $1.6 million for the same period last year, reflecting cost-cutting measures implemented during the fall of 1995.

The Company incurred $79,000 of restructuring expenses during the nine months ended March 31, 1996, related to its current efforts recapitalize or reorganize. The Company incurred $573,000 of restructuring expenses during the nine months ended March 31, 1995, related to the relocation of certain administrative functions to Dallas, Texas.

EXTRAORDINARY ITEM. On January 31, 1996, the Company repurchased $7.4 million principal amount of Secured Notes from unrelated sellers for $5.3 million, including accrued interest. The Company recognized a gain of $1.4 million on these transactions, which is presented as an extraordinary item in the consolidated statements of operations.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Johnnie Lacy v. Thousand Trails, Inc., Civil Action No. C-96 00441, filed
- -------------------------------------
February 1, 1996, in the United States District Court for the Northern District of California. In this action, which purports to be a class action, the plaintiff alleges that a subsidiary of the Company has failed to comply with the Americans with Disabilities Act and related California statutes with respect to certain of its campgrounds. The plaintiff alleges that the Company's subsidiary has failed to remove barriers to access by persons with disabilities where such barrier removal is readily achievable. The plaintiff seeks unspecified damages and injunctive relief. Although this case is still in the early stages of development, management does not believe that it will have a material adverse effect upon the Company's operations or financial position.

For additional information concerning certain developments in legal proceedings involving the Company, refer to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, filed with the SEC on February 9, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.

Exhibit
Number                  Description
- -------           -----------------------

27.1              Financial Data Schedule

REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           USTRAILS INC.


Date:  May 13, 1996        By: /s/ Harry J. White, Jr.
                               --------------------------------------------
                               Harry J. White, Jr.
                               Vice President, Chief Financial Officer, and
                               Chief Accounting Officer