Form 10-K
period 1996-06-30
USTRAILS INC
filed 1996-09-26
CIK 806087

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                    For the fiscal year ended June 30, 1996

                        Commission file number 0-19743


                                 USTRAILS INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       NEVADA                                                75-2138671
- --------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                           identification no.)

2711 LBJ FREEWAY, SUITE 200, DALLAS, TX                        75234
- ---------------------------------------                --------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (972) 243-2228
                                                       --------------------

Securities registered pursuant to Section 12(b) of the Act:


Title of each class             Name of each exchange on which registered
- -------------------             -----------------------------------------
     NONE                                          NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                                                            VALUE $.01 PER SHARE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes       X         No
                                  --------         --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At September 12, 1996, the latest practicable date, the aggregate market value of voting common stock of the Registrant held by nonaffiliates was $3.5 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X      No
     ---        ---

At September 12, 1996, there were 7,383,276 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10-13) is incorporated by reference from the Registrant's definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A.

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                                                                                                Page
                                                                                                ----
                                               PART I
Item 1.        Business............................................................................4
Item 2.        Properties.........................................................................12
Item 3.        Legal Proceedings..................................................................16
Item 4.        Submission of Matters to a Vote of Security-Holders................................16

                                              PART II

Item 5.        Market for Registrant's Common Equity and Related
                Stockholder Matters...............................................................17
Item 6.        Selected Financial Data............................................................19
Item 7.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............................................20
Item 8.        Financial Statements and Supplementary Data........................................36
Item 9.        Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...............................................76

                                             PART III

Item 10.       Directors and Executive Officers of the Registrant.................................77
Item 11.       Executive Compensation.............................................................77
Item 12.       Security Ownership of Certain Beneficial Owners
                and Management....................................................................77
Item 13.       Certain Relationships and Related Transactions.....................................77

                                              PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
                on Form 8-K.......................................................................78
Signature Page....................................................................................90

                                    PART I


ITEM 1.  BUSINESS

OVERVIEW

GENERAL. USTrails Inc., a Nevada corporation (the "Company"), and its subsidiaries own and operate a system of 58 membership-based campgrounds located in 19 states and British Columbia, Canada, serving 128,000 members as of June 30, 1996. Through its subsidiaries, the Company also manages timeshare facilities and owns certain real estate at eight full service resorts and provides a reciprocal use program for members of approximately 320 recreational facilities. The Company's principal executive office is located at 2711 LBJ Freeway, Suite 200, Dallas, Texas 75234, and its telephone number is (972) 243-2228.

The Company's operations in the campground and resort business commenced on June 30, 1991, when the Company acquired 100% of the capital stock of National American Corporation (collectively with its subsidiaries, "NACO") and 69% of the capital stock of Thousand Trails, Inc. (collectively with its subsidiaries, "Trails") in connection with the reorganization of the Company in a proceeding under Chapter 11 of the Bankruptcy Code. On June 3, 1992, the Company increased its ownership in Trails to 80% through a tender offer. On March 29, 1994, the Company acquired the remaining 20% of the capital stock of Trails in a merger. Prior to acquiring NACO and Trails, the Company purchased contracts receivable generated principally by them from the sale of campground memberships and resort interests on the installment basis. The Company was incorporated in 1984, NACO was incorporated in 1967, and Trails was incorporated in 1969. On July 16, 1996, Trails was merged into the Company.

CURRENT BUSINESS STRATEGY. The Company's current business strategy is to improve its campground operations, stabilize its campground membership base, and determine the appropriate level for its ongoing campground operations. Consistent with this strategy, the Company intends to downsize its business by implementing cost reduction measures while its membership base declines. These cost reduction measures will likely include the closure and disposition of additional campgrounds and decreases in general and administrative expenditures. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company believes that the ultimate size of its campground system and the amounts realized from future asset dispositions will depend principally upon the degree to which the Company can successfully implement this strategy.

1996 SECURED NOTE RESTRUCTURING. On July 17, 1996, the Company consummated a restructuring (the "Restructuring") of its 12% Secured Notes due 1998 (the "Secured Notes") whereby all of the $101,458,000 principal amount of Secured Notes outstanding were retired. In the Restructuring, the Company purchased $10,070,000 in aggregate principal amount of Secured Notes pursuant to a tender offer for $780 per $1,000 principal amount, and exchanged $81,790,000 in aggregate principal amount of Secured Notes pursuant to a private exchange offer for, in each case per $1,000 in principal amount: $400 in cash, $492 in principal amount of Senior Subordinated Pay-In-Kind Notes due 2003 (the "PIK Notes") and 45 shares of the Company's common stock. The remaining $9,598,000 in aggregate principal amount of Secured Notes were redeemed at 100% of principal amount, plus accrued interest. In connection with the Restructuring, the Company entered into a new three-year Credit Agreement (the "Credit Agreement"), dated as of July 10, 1996, with Foothill Capital Corporation ("Foothill"), under which Foothill made term loans to the Company totaling $13.0 million, and agreed to make revolving loans to the Company in the maximum amount of $25.0 million, provided that the aggregate borrowings under the Credit Agreement at any one time may not exceed $35.0 million. A total of $32.0 million was drawn under the Credit Agreement at closing of the Restructuring.

CAMPGROUND OPERATIONS

CAMPGROUNDS. The Company and its subsidiaries own and operate a network of 58 membership-based campgrounds located in 19 states and British Columbia, Canada. The Company owns and operates a network of 35 of these campgrounds under the Thousand Trails logo, and NACO owns and operates a network of 23 of these campgrounds under the NACO logo. The 58 campgrounds contain a total of approximately 19,300 campsites.

Members using the campgrounds may bring their own recreational vehicles ("RVs"), tents or other sleeping equipment, or rent travel trailers or cabins located at the campgrounds or visit for the day. As of June 30, 1996, there were approximately 81,000 campground members in the Thousand Trails system and 47,000 campground members in the NACO system. However, approximately 32% of the NACO campground members and approximately 48% of the Thousand Trails campground members possess the right to use the campgrounds in both networks. The largest percentage of campground members reside in California (approximately 38%). Large numbers of campground members also reside in Florida, Oregon, Texas, and Washington.

Memberships permit the member's family to use the campgrounds, but do not convey an ownership interest in the Company or the campgrounds with the exception of six campgrounds in which members have purchased undivided interests in the campground. A member also does not possess the right to use a specific campsite, trailer, or cabin, or the right to control further development or operation of a campground.

Depending upon member usage, the campgrounds are open year-round or on a seasonal basis. The campgrounds feature campsites with electrical, water, and in some cases, sewer connections for RVs, restroom and shower facilities, rental trailers or cabins, and other recreational amenities. At each campground, a manager and staff provide security, maintenance, and recreational programs that vary by location.

The Company derives other campground revenue from renting trailers, cabins, and sports equipment to members, selling food and other items to members from convenience stores located at the campgrounds, and providing the members access to laundry facilities and game machines. The Company also charges members a fee for storing recreational vehicles and providing food service.

MEMBERSHIP SALES. Prior to April 1992, the Company sold new campground memberships on an installment basis at sales prices up to $8,000. In April 1992, the Company suspended the sale of new campground memberships because its sales program was operating at a loss and with negative cash flow. In the fall of 1992, the Company began to assist campground members desiring to sell their memberships in the secondary market. During fiscal 1994, as part of its focus on ongoing revenues from campground operations, the Company determined that it should increase its sales and marketing efforts in order to replenish its campground membership base. As a result, in May 1994, the Company instituted a new sales program under which it began selling new campground memberships on a limited basis. In May 1995, the Company introduced new membership products, and significantly increased its sales and marketing efforts for the summer of 1995. The Company has focused its membership sales efforts primarily on guests referred by existing members, whom management believes are more likely to purchase memberships.

The new membership products offer the consumer a choice of membership options ranging from the use of one campground to the entire system of campgrounds with prices ranging from $495 to $2,495. In addition, the new membership products offer a choice of annual dues levels ranging from $198 for 15 nights of use to $998 for 365 nights of use. The member is charged a nightly fee for camping more days than are included in the dues option selected. The Company does not finance sales with prices of less than $995. For sales with prices of $995 and higher, the Company requires a down payment of a least 33% of the sales price and will finance the balance over a period of up to 12 months. During fiscal 1996, the Company sold approximately 3,100 new membership at an average sales price of $779 and an average annual dues level of $306.

The Company has the capacity to sell approximately 65,000 additional new campground memberships in the future, assuming the sale of ten memberships for each existing campsite. Any downsizing of the Company's business would reduce this capacity.

MARKETING. The Company's research indicates that camping is a popular and growing activity in the United States. Camping was the second largest participant sport/activity in the United States in 1995 with 23% of US households camping at least once a year. Sales of camping equipment total $1.5 billion annually, and increased by approximately 10% per year in 1994 and 1995. Although RV sales were flat in 1995 and 1996 to date, the Company believes that the aging of the baby boomers should have a positive effect on RV sales and family camping. The Company's campgrounds are located in markets containing approximately 25% of all camping households in the United States.

While most campers use national or state parks, the Company believes that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. Based on the Company's research, approximately 35% of campers are "amenity" campers, whose needs match the benefits provided by the Company's campgrounds, such as pools, lodges, sport courts, and recreational activities. The Company believes the needs of amenity campers are not being met by underfunded national and state campgrounds. In addition, the Company believes that it can differentiate its campgrounds and services from other campgrounds by emphasizing the quality of its facilities and the benefits and services available at its campgrounds.

NEW COTTAGE PROGRAM. During the spring of 1996, the Company installed "upscale" park model trailers at four of its campgrounds in California, Oregon, and Washington and introduced a new "cottage membership." The cottage membership is designed to broaden the market for the Company's product by appealing to families who do not generally consider themselves "campers" but who would like to vacation where they can enjoy outdoor activities. The cottage membership offers one week's use of a fully-furnished park model trailer each year for a period of 10 years. The sales prices for the cottage membership range from $1,400 to $3,000, depending upon the season selected, and the annual dues are $299. Although this new program is a significant component of the Company's current business strategy, it is still in a test phase, and there is no assurance that it will be successful.

DUES. Campground members pay annual dues ranging from $60 to $998. The annual dues collected from campground members constitute general revenue of the Company. Although the Company uses the dues to fund its operating expenses, including corporate expenses and the maintenance and operation of the campgrounds, the membership agreements do not require the Company to use the dues for any specific purpose.

The average annual dues paid by the Company's campground members was $335 for the year ended June 30, 1996. This same average was $329 and $315 for the years ended June 30, 1995 and 1994, respectively. The increases resulted from the TTN Alliance Program (discussed below), and the regular increase in dues implemented by the Company each year in accordance with the terms of the membership agreements. These regular annual increases averaged 2%, 4%, and 6% per member for the years ended June 30, 1996, 1995, and 1994, respectively.

From January 1, 1993 to March 31, 1995, the Company requested its campground members to participate in the TTN Alliance Program under which participating members agreed to increase their dues and campground fees voluntarily. A total of 34,200 of the Company's members (27%) chose to participate in the TTN Alliance Program, which has resulted in additional ongoing dues revenue of $2.1 million per year. Under the TTN Alliance Program, for each dollar that members' annual dues were increased voluntarily, the Company made a one-time investment of one dollar in major repairs, renovations, or capital improvements at the campgrounds. The Company completed these expenditures, which exceeded $2.1 million, in fiscal 1995.

The membership agreements generally permit the Company to increase annually the amount of each member's dues by either (i) the percentage increase in the consumer price index ("CPI") or (ii) the greater of 10% or the percentage increase in the CPI. The Company, however, may not increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 35% of the members have requested that their dues be frozen because of their age or disability. The Company estimates that approximately 50% of the campground members are senior citizens eligible to request that their dues be frozen. The Company is unable to estimate when or if a significant number of these members will request that their dues be frozen in the future.

MAINTENANCE AND IMPROVEMENTS. The Company's campgrounds require a significant amount of maintenance, repairs, and improvements, which has been deferred, in part, as a result of general cost-cutting measures. During fiscal 1996, the Company spent $4.0 million on major maintenance, repairs, and improvements at the campgrounds. The Company anticipates that it will spend an additional
$4.2 million during fiscal 1997 on such maintenance, repairs, and improvements.

RECIPROCAL USE. NACO members and holders of dual-system memberships, which permit the member to use the campgrounds in both the NACO and Thousand Trails systems, may join Resort Parks International ("RPI"). A wholly owned subsidiary of the Company operates the RPI program, which offers a reciprocal program for members of approximately 320 participating recreational facilities. Members of these participating facilities pay a fee to RPI that entitles them to use any of the participating facilities, subject to the limitation that they cannot use an RPI facility located within 125 miles of their home facility. As of June 30, 1996, there were approximately 103,000 RPI members, of which approximately 77,000 were members of campgrounds that are not affiliated with the Company.

CAMPGROUND MANAGEMENT. During fiscal 1994, Wilderness Management, a wholly owned subsidiary of the Company, began to manage public campgrounds for the US Forest Service. As of June 30, 1996, Wilderness Management had entered into management contracts covering 36 campgrounds containing a total of 1,520 campsites. Pursuant to these contracts, the Company incurs the expenses of operating the campgrounds and receives the related revenues, net of a fee paid to the Forest Service.

OPERATIONAL CHANGES. During fiscal 1996, the Company made significant operational changes at the campgrounds to reduce operating costs. These changes included reducing campground management and campground personnel, closing and disposing of four campgrounds, and changing to seasonal operations at additional campgrounds with low usage during off-season periods. The Company also reduced corporate personnel to reduce its general and administrative costs.

RESORT OPERATIONS

RESORTS. NACO manages timeshare facilities and owns certain real estate at eight full service resorts located in seven states. NACO currently owns and operates the resort amenities at one of these locations, and has sold the resort amenities at the other locations. NACO's interest in the resorts consists principally of residential lots and timeshare interests in townhouses. As of June 30, 1996, NACO had approximately 29,000 resort members who owned a timeshare interest or lot.

FEES. Timeshare owners pay annual fees to their respective timeshare associations for the cost of operating and maintaining the timeshare facilities. For the year ended June 30, 1996, the average annual fee was $299. From these fees, the timeshare associations pay management fees to NACO averaging 11% of the annual fees. The Company cannot use these annual fees, other than the management fees, to pay the Company's expenses. Additionally, NACO pays dues to the timeshare associations on unsold timeshare inventory, and receives rental income on the unsold timeshare inventory when the units are rented.

In the past, the fees paid to certain timeshare associations were sometimes insufficient to pay the cost of maintaining the facilities. Under these circumstances, NACO performed the maintenance and billed the timeshare associations. The Company believes that it will probably not collect a significant portion of amounts owed by the timeshare associations due to their limited funds.

SALES. Since June 1992, NACO has been selling its timeshare interests and lots at significantly reduced prices in order to decrease the timeshare inventory on which it pays dues and its inventory of lots. As of June 30, 1996, there were approximately 1,700 timeshare weeks available for sale out of a total of 32,000, and approximately 600 residential lots available for sale.

MAINTENANCE AND IMPROVEMENTS. During fiscal 1996, the Company spent $440,000 on improvements and major maintenance and repairs at the resorts. The Company anticipates that it will spend an additional $325,000 during fiscal 1997 on such improvements and major maintenance and repairs, including amounts that will satisfy certain of the HUD obligations discussed below.

At June 30, 1996, NACO had obligations to spend $3.2 million in connection with reports that it filed with the Department of Housing and Urban Development ("HUD"). Although certain of these HUD obligations remain substantially incomplete, the Company spent $300,000 in fiscal 1996, and plans to spend approximately

$100,000 in fiscal 1997, in fulfilling these obligations. A person who purchased a lot when a particular HUD report was in effect may allege that the failure to make timely improvements constitutes a breach of his or her agreement with NACO and could seek damages from NACO or rescission of the lot purchase. Approximately 1,400 persons purchased lots from NACO when the HUD reports in effect described improvements that NACO has not yet constructed. An insignificant number of persons have asserted claims against NACO for the failure to make these improvements.

SEGMENT FINANCIAL INFORMATION

Segment financial information for the campgrounds and resorts is set forth in
Note 14 to the consolidated financial statements included in Item 8.

ASSET SALES

The sale of excess assets is a key component of the Company's current business strategy. During fiscal 1996, 1995, and 1994, the Company sold certain of its real estate assets and received proceeds of $7.2 million, $1.1 million, and $10.4 million, respectively. During this three year period, the Company sold the country club and golf operations at five of the full service resorts, the seven utility companies associated with the resorts, and certain other real estate holdings at the resorts. In addition, the Company sold unused buildings and trailers, certain undeveloped land, and excess acreage associated with the campgrounds. Over the next several years, the Company intends to dispose of a substantial portion of its remaining assets at the full service resorts, any campgrounds that are closed as the Company downsizes, and other undeveloped land and excess acreage associated with the campgrounds. However, no assurance exists that the Company will be able to locate a buyer for these assets or that sales on acceptable terms can be effected. In addition, the disposition of campgrounds will require addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of disposition opportunities or the ability of the Company to realize recoveries from asset dispositions.

Under the Credit Agreement between the Company and Foothill, all proceeds from asset sales must be paid to Foothill and applied to reduce outstanding borrowings under the Credit Agreement.

CONTRACTS RECEIVABLE

Prior to April 1992, the Company sold substantially all of its campground memberships and resort interests on the installment basis, creating a portfolio of contracts receivable. The collection of these contracts receivable is a key component of the Company's current business strategy.

The Company charges interest on the unpaid balance of the contracts receivable at fixed rates, which vary depending upon the size of the down payment and the length of the contract. The contracts receivable bear interest at rates ranging from 9.5% to 16.0%, with an approximate weighted average stated interest rate of 12.9% as of June 30, 1996. Monthly installment payments range from $38 to $182 over the term of the contracts receivable, which can be up to ten years. The terms of most newer contracts receivable, however, do not exceed five years and contract terms under the Company's present campground membership sales program are limited to one year. At June 30, 1996, approximately 95% of the Company's campground and resort members had paid for their membership or resort interest in full.

As of June 30, 1996, the Company owned contracts receivable from campground and resort members with an aggregate principal balance of $21.1 million, consisting of $5.8 million of contracts receivable associated with the NACO campgrounds, $12.6 million of contracts receivable associated with the Thousand Trails campgrounds, $2.4 million of contracts receivable associated with the NACO resorts, and $282,000 of contracts receivable associated with SoPac Resort Properties, Inc., a former affiliate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contracts Receivable" in
Item 7.

Under the Credit Agreement between the Company and Foothill, all collections on the contracts receivable, including principal, interest, and fees, must be paid to Foothill and applied to reduce outstanding borrowings under the Credit Agreement.

SEASONALITY

The Company experiences its most significant demand for working capital between May and October of each year, which period coincides with the highest level of operating expenses. During the summer, operating expenses increase significantly because the peak usage of the campgrounds and resorts requires seasonal workers and increased maintenance and operating expenses. In addition, the majority of the Company's sales and marketing efforts occur during the spring and summer. On the other hand, most dues collection activity for campground members occurs during the months of November through April, which is a period of relatively lower expenses.

GOVERNMENT REGULATION

To operate its campgrounds and resorts, the Company must comply with major discretionary permits or approvals issued by local governments under local zoning ordinances, master plans for shoreline use, and state environmental policy statutes. The Company has complied in all material respects with the discretionary permits and approvals regulating its existing operations.

In addition, to construct improvements at its campgrounds and resorts, the Company has usually been required to obtain permits that are typically non-discretionary and routinely issued such as building and sanitary sewage permits. The Company has generally resolved problems concerning the issuance of such permits through design, operating, or engineering solutions negotiated with local government officials.

The Company's campgrounds and resorts are also subject to a variety of federal and state environmental statutes and regulations. Certain environmental issues may exist at some of the campgrounds and resorts concerning underground storage tanks, sewage treatment plants and septic systems, and waste disposal. Management believes that these issues will not have a material adverse impact on the Company's operations or financial position, as the Company has conducted environmental testing to identify and correct a number of these problems, and has removed substantially all of the underground storage tanks. The Company does not possess insurance or indemnification agreements with respect to any environmental liability that it may incur.

Most of the states in which the Company does business have laws regulating campground membership, timeshare, and lot sales. These laws generally require comprehensive disclosure to prospective purchasers, and give purchasers the right to rescind their purchase for three-to-five days after the date of sale. Some states have laws requiring the Company to register with a state agency and obtain a permit to market.

In some states, including California, Oregon, and Washington, laws place limitations on the ability of the owner of a campground to close the campground unless the members at the campground receive access to a comparable campground. In these states, members from campgrounds that have been closed by the Company were reassigned to other campgrounds located in the same general area as the closed campgrounds. The impact of the rights of members under these laws is uncertain and could adversely effect the implementation of, and the benefits or recoveries that may be available from, additional downsizing of the Company's business.

The government authorities regulating the Company's activities have broad discretionary powers to enforce and interpret the statutes and regulations that they administer, including the power to enjoin or suspend sales activities, require or restrict construction of additional facilities, and revoke licenses and permits relating to business activities. The Company monitors its sales presentations and debt collection activities to control practices that might violate consumer protection laws and regulations or give rise to consumer complaints. The

Company believes that it has conducted its sales programs and debt collection activities in substantial compliance with all applicable federal and state laws and regulations.

Certain consumer rights and defenses that vary from jurisdiction to jurisdiction may affect the Company's portfolio of contracts receivable. Examples of such laws include state and federal consumer credit and truth-in-lending laws requiring the disclosure of finance charges, and usury and retail installment sales laws regulating permissible finance charges. The Company believes that it has complied in all material respects with these laws.

In certain states, as a result of government regulations and provisions in certain of the membership agreements, the Company is prohibited from selling more than 10 memberships per campsite. At the present time, these restrictions do not preclude the Company from selling memberships in any state. However, these restrictions may limit the Company's ability to downsize by closing campgrounds and reassigning members to other campgrounds.

In a decision to which the Company was not a party, the Mississippi Supreme Court ruled that the Mississippi Timeshare Rules apply to the sale of campground memberships in Mississippi. The Company has discussed the ramifications of this decision with the Mississippi state agency responsible for the administration of these rules. The Company does not believe that the agency will require the Company to rescind any sales of campground memberships because of the decision; however, the agency has the power to do so. The Company has sold $15.9 million of campground memberships in Mississippi.

COMPETITION

There are approximately 16,000 campgrounds in the United States today, of which approximately 500 are membership campgrounds. The balance of the campgrounds are generally open to the public and usually charge fees based on the length of stay. The 500 membership campgrounds have approximately 428,000 members, of which 128,000 are the Company's members.

Several companies compete directly with the Company's campground operations. For example, Rank Anhert, Inc. which does business as Outdoor World, sells memberships to its system of 15 campgrounds; Thousand Adventures, Inc. sells memberships to its system of 58 campgrounds, and Leisure Time Resorts, Inc. sells memberships to its system of nine campgrounds. Other companies or individuals operate the balance of the membership campgrounds. The Company's direct competitors generally offer their members reciprocal use of other campgrounds through affiliations. Over the past several years, many of the Company's direct competitors have experienced financial difficulties, and several competitors have filed for bankruptcy.

The vast majority of the campgrounds in the United States are operated for the public by Federal, state, and local governments. Although these public campgrounds are used by most campers, in recent years, many of these public campgrounds have experienced overcrowding and increased user fees. The Company's campgrounds also compete indirectly with other types of recreational land developments that do not involve camping.

Coast to Coast Resorts, RPI's primary competition and the largest reciprocal use system, has a reciprocal system of approximately 450 campgrounds and in excess of 250,000 members. Both RPI and Coast to Coast operate vacation clubs offering travel and lodging discounts and services to their members.

Other organizations and individuals compete directly with the Company's resort operations by managing resorts and selling timeshare interests and lots.

Campgrounds attract campers by the quality of the facilities and services offered at the campground, as well as by location because campers tend to prefer a campground within one day's travel from their home. The resorts compete for members through amenities offered at the resorts, and the pricing of timeshare interests and lots.

EMPLOYEES

As of June 30, 1996, the Company had 1,523 full-time equivalent employees. Due to the seasonal nature of the Company's business, the Company has a greater number of employees during the summer months. The Company does not have any collective bargaining agreements with its employees and considers its relations with employees to be satisfactory.

ITEM 2.  PROPERTIES

OFFICES. The Company leases office space at 2711 LBJ Freeway, Suite 200, Dallas, Texas 75234. NACO leases office space at 2325 Highway 90, Gautier, Mississippi 39553.

CAMPGROUNDS. The Company currently operates 58 campgrounds in 19 states and British Columbia, Canada. The locations of these campgrounds are shown on the map on page 14. The amenities presently available at each campground are indicated on the chart on page 15. The Company owns 57 of these campgrounds and leases the LaConner campground and a portion of the Lake Tawakoni campground. Six of the campgrounds are open seasonally and 23 are open year-round but provide only limited services during the off-season period. In addition, at June 30, 1996, the Company had one additional campground which is not part of its membership system and is open to the public, and four additional campgrounds which are closed. Subsequent to year end, the Company sold two of the closed campgrounds.

RESORTS. The Company currently manages timeshare facilities and owns certain real estate at eight full-service resorts located in seven states. The Company currently owns and operates the resort amenities at one of the locations, and has sold the resort amenities at the other locations.

ENCUMBRANCES. The Company has granted liens on substantially all of its assets to secure its obligations under the Credit Agreement between the Company and Foothill. Under the Credit Agreement, Foothill made term loans to the Company totaling $13.0 million, and agreed to make revolving loans to the Company in the maximum amount of $25.0 million, provided that the aggregate borrowings under the Credit Agreement at any one time may not exceed $35.0 million. Total outstanding borrowings under the Credit Agreement were $22.3 million as of September 12, 1996. The Company's subsidiaries other than an immaterial utility subsidiary have guaranteed the Company's obligations under the Credit Agreement and, subject to certain limitations, have granted liens on substantially all of their assets to secure their guarantees.

NACO has also granted liens, subject to certain limitations, on substantially all of its assets to secure the repayment of its indebtedness to the Company, which totaled $29.4 million at June 30, 1996. These security interests were subordinated to the security interests securing the guarantees of the Credit Agreement. The indebtedness that these security interests secure, however, is pledged by the Company to Foothill to secure its obligations under the Credit Agreement, and these security interests have been collaterally assigned to Foothill. Furthermore, the subsidiaries of NACO each guaranteed their parent's indebtedness to the Company and granted security interests in substantially all of their assets to secure such guarantees.

The PIK Notes that were issued in the Restructuring on July 17, 1996, are guaranteed by the Company's subsidiaries other than an immaterial utility subsidiary, and are presently unsecured. However, upon payment in full of all of the Company's obligations under the Credit Agreement with Foothill, the PIK Notes will be secured by the same assets as then secure the Credit Agreement other than cash and cash equivalents and other assets required to secure any refinancing or replacement of the borrowings provided by the Credit Agreement for working capital purposes. This replacement credit facility may be secured by substantially all of the assets of the Company and its subsidiaries other than certain excluded assets, provided it does not exceed $10.0 million in principal amount.

Two of the Thousand Trails campgrounds and two of the NACO campgrounds are also subject to mortgages in favor of the party from whom the Company or NACO purchased the property.

Some states, including California, Oregon, and Washington, have nondisturbance statutes that place limitations on the ability of the owner of a campground to sell or close, or a lienholder to foreclose a lien on, a campground. In certain states, these statutes permit sale, closure, or foreclosure if the holders of related memberships receive access to a comparable campground. The mortgages on the Company's campgrounds that were granted to secure the Company's obligations under the Credit Agreement, and any mortgages on the Company's campgrounds that are granted in the future to secure the Company's obligations under the PIK Notes, contain or will contain similar nondisturbance provisions. As a consequence, although the Company may be able to sell or close some of its campgrounds as it has done in the past, a sale or closure of significant numbers of campgrounds would likely be limited by state law or the membership contracts themselves, and foreclosure of the campground liens in such significant numbers would also likely be limited. The impact of the rights of members under these laws and nondisturbance provisions is uncertain and could adversely effect the availability or timing of disposition opportunities or the ability of the Company or lienholder to realize recoveries from asset dispositions.

OTHER. The Company owns various parcels of undeveloped real estate that it intends to sell over time.

                                   USTRAILS
                                  CAMPGROUNDS


        [A MAP OF THE UNITED STATES OF AMERICA DEPICTING THOUSAND TRAILS
                  AND NACO CAMPGROUND LOCATIONS APPEARS HERE]



THOUSAND TRAILS CAMPGROUNDS                 NACO CAMPGROUNDS
- ---------------------------                 ----------------

BRITISH COLUMBIA       TEXAS                WASHINGTON        INDIANA
- ---------------        -----                ----------        -------
Cultus Lake            Medina Lake          Birch Bay         Indian Lakes
                       Galveston Island     Little Diamond
                       Lake Conroe          Rainier
WASHINGTON             Colorado River       Black Point       VIRGINIA
- ----------             Lake Whitney         Long Beach        --------
LaConner               Lake Texoma                            Virginia Landing
Mt. Vernon             Lake Tawakoni
Chehalis                                    OREGON
Leavenworth                                 ------            NEW JERSEY
                       ILLINOIS             South Jetty       ----------
                       --------                               Chestnut Lakes
OREGON                 Fox River
- ------                                      CALIFORNIA
Bend                                        ----------        MISSOURI
Pacific City           MICHIGAN             Lake Minden       --------
                       --------             Russian River     Jefferson Resort
                       St. Clair            Snowflower
CALIFORNIA                                  Turtle Beach
- ----------                                  Yosemite
Donner Pass            INDIANA              Windsor
Lake of the Springs    -------              Rancho Oso
San Jose               Horseshoe Lake       Wilderness Lakes
San Benito
Soledad
Idyllwild              VIRGINIA             TEXAS
Pio Pico               --------             -----
Oakzanita Springs      Lynchburg            Bay Landing
Palm Springs           Chesapeake Bay

                                            MISSISSIPPI
NEVADA                 North Carolina       -----------
- ------                 --------------       Indian Point
Las Vegas              Forest Lake

                                            SOUTH CAROLINA
Arizona                                     --------------
- -------                                     Carolina Landing
Verde Valley

                                            Tennessee
Florida                                     ---------
- -------                                     Natchez Trace
Orlando                                     Cherokee Landing

==================================================================================================================================
  Campground                                       Family                                                 Trailers
Facilities and              Partial  Tent   Adult  Center/         Tennis  Athletic  Vehicle  Restrooms/  (Seasonal      Horseshoe
  Amenities      Cottages   Hookups  Sites  Lodge  Pavillion  Pool Court    Court    Storage   Showers    Availability)    Pits
- ----------------------------------------------------------------------------------------------------------------------------------
Thousand Trails
Bend                4         301     10      1       1        2     2        1         1         6            17            4
Chehalis                      325             1       1        2     2        2         1         8             9            7
Chesapeake Bay                355     19      1       1        2     1        1         1         4            50            6
Colorado River                128             1       1        1     1        1         1         2            10            4
Cultus Lake                   345     12      1       1        1     2        2         1         4             5            2
Donner Pass                   405      6              1              2        2         1         8            18            6
Forest Lake                   262     12      1       1        2     2        1         1         3            14            4
Fox River                     185     20      1       1        1     1        1         1         4            25            7
Galveston Island              122                     1        1              1         1         1            10            2
Hershey                       313             1       1        1     1        1         1         3            38            4
Horseshoe Lake                118                     1        1     2        1         1         2            10            4
Idyllwild           4         287     38      1       1        1              3         1         6            35            4
Kenisee Lake                  108     10              1        1              1         1         2             8            2
LaConner                      293             1       1                       1         1         6            18            6
Lake Conroc                   333             1       1        1     2        2         1         4            25            8
Lake Of The
 Springs                      540     12      1       1        1     1        2         1        12            25            8
Lake Tawakoni                 318      1      1       1        2              1         1         5            30            8
Lake Texoma                   241      2      1       1        2              1         1         6            34            6
Lake Whitney                  229      3      1       1        2      1       1         1         5            22            8
Las Vegas                     214      2              1        1              2         1         3            10            2
Leavenworth         4         272             1       1        2      4       2         1         8             7            5
Lynchburg                     224             1       1        1      2       6         1         5            20            7
Medina Lake                   387             1       1        1              1         1         4            34            4
Mt. Vernon                    245      3      1       1        1              1         1         6             4            4
Oakzanita Springs             121     30      1       1        1              1         1         2            15            4
Orlando                       735             1       1        2      2                 1         7            30            6
Pacific City        4         316      1      1       1        1              2         1         5            16           12
Palm Springs                  397             1       1        1              1         1         4            24            4
Pio Pico                      440     12      1       1        2              5         3         8            20           12
San Benito                    518     51      1       1        2              1         1         7            32            4
San Jose                      318     28      1       1        1      1       1         1         7            27            4
Soledad Canyon                850      9      1       1        2      2       3         1        14            45           13
Saint Clair                   101      8      1       1        1                        1         3            13            2
Verde Valley                  339      6              2        1              1         2         3            12            8
Wilmington                    126             1       1        1      1       2         1         2            10            2
NACO
Bay Landing                   283                     1        1              1         1         2            24            6
Birch Bay                     220      8      1       1        1                        1         3             8            2
Black Point                   350     50              1        1                        1        13                          3
Carolina Landing              229                     1        2      2       1         1         4                          4
Cherokee Landing              296                     1        1      1       1         1         3                          3
Chestnut Lake                 235             1       1        1                        1         1            23            2
Indian Lakes                 1120     50      2       1        3      2       2         1         5            12            8
Indian Point                  119                     1        2                        1         2             3            1
Jefferson                      98     10      1       2        1      2       1         1         2                          4
Lake Minden                   162    161              1                       1         1         3            13            2
Little Diamond                541    100      1       4        1              1         1         5             4            3
Long Beach                    156     20              1        1                        1         2             6            2
Natchez Trace                 526                     1        2      1                 1         5                          1
Rainier                       704    300              1        1              1         1        10             9            8
Rancho Oso                    111     50      1       1        1      1                 1         3            25            4
Russian River                 125     30              1                                           4             7            2
Snowflower                    294     10                       1                        1        11             7            3
South Jetty                   214     10      1       1        1                        1         5            18            3
Turtle Beach                   66    120                                                1         2             6            2
Virginia Landing              210                     1        1                        1         3            10            2
Wilderness Lakes              529      5      1       1        2      1       1         1         8            34            6
Windsor                        95     25              1        1                        1         1             8            3
Yosemite Lakes                431    131              1                       1         1         8            33            4

==================================================================================================================================
  Campground           Children's                                                   Boat
Facilities and           Play       Trading  Miniature  Shuffle                    Launch/   Laundry   Cabins/  Public
  Amenities              Area         Post     Golf      Board   Spa   Volleyball  Marina    Facility  Lodging  Camping
- ----------------------------------------------------------------------------------------------------------------------------------
Thousand Trails
Bend                      2            1        1          1               1                     1        3
Chehalis                  1            1        1          1      1        1                     1        1
Chesapeake Bay            3            1        1          2      1        1          1          1       18
Colorado River            2            1        1          1      1        2          1          1
Cultus Lake               2            1                   2               1                     1
Donner Pass               2            1                   8      1        1                     1        6
Forest Lake               2            1        1          2      2        1                     1       18
Fox River                 4            1        1          6               2          1          1       18
Galveston Island          1            1                                   1
Hershey                   1                     1                 1        1                     1
Horseshoe Lake           10                     1          2               1                     1
Idyllwild                 3            1        1          2               1                     3
Kenisee Lake              2                     1          1      1        1                     1
LaConner                  3            1        1          3      1        1          1          1       17
Lake Conroc               2            1        1          2      1        2          1          2
Lake Of The
 Springs                  3            1        1          1               1          1          1
Lake Tawakoni             2            1        1          8      2        2          1          1
Lake Texoma               2            1        1          2      2        1          1          1       18
Lake Whitney              2            1        1          2      1        2                     1
Las Vegas                 1            1                   1      1                              3
Leavenworth               2            1        1          4               1                     2        4
Lynchburg                 2            1        1          2      1        2                     1
Medina Lake               3            1        1          4      1        2          1          1
Mt. Vernon                2            1        1          1      1        1                     1
Oakzanita Springs         3            1        1          2      1        1                     1
Orlando                   2            1        1         16      1        1          1          4
Pacific City              2            1        1          1               1                     1
Palm Springs                           1                   2      1                              3
Pio Pico                  3            1        1          8      2        2                     2
San Benito                4            1        1          6      2        2                     1
San Jose                  3            1        1          4               1                     1
Soledad Canyon            7            1        1          8      1        4                     1
Saint Clair               2            1        1          1               1          1          2
Verde Valley              3            1                   2      1        1                     1
Wilmington                2            1                   2      1        1                     1
NACO
Bay Landing               1            1        1          4               1          1          1       34         X
Birch Bay                 1            1                                   1                     1
Black Point               1                                                2                     1
Carolina Landing          1            1        1                          1                     1       18         X
Cherokee Landing          1            1        1          2               1                     1       30         X
Chestnut Lake             1            1        1          2               1                     1                  X
Indian Lakes              3            1        1          2               3          1          3       54         X
Indian Point              1            1        1                          1          1          1       16
Jefferson                 1            1        1          2      1        2                     1       18         X
Lake Minden               1            1                                   1                     1
Little Diamond            3            1                          2        2          1          1        1
Long Beach                2            1                          1                              1
Natchez Trace             4            1        1                          1          1          1       58         X
Rainier                   2            1                          1        1                     1
Rancho Oso                1            1                          1        2                     2
Russian River                                                              1                     1
Snowflower                             1                   2               1                     1        4         X
South Jetty               1            1                          2        1                     1
Turtle Beach              1            1                                   1          1          1
Virginia Landing          2            1        1          2               1          1          1       19         X
Wilderness Lakes          2            1        1          3      3        1                     4
Windsor                   1                                1                                     1
Yosemite Lakes            1            1        1          1               1                     2       32         X

ITEM 3.  LEGAL PROCEEDINGS

Oregon and California Attorneys General Matters.  During fiscal 1994, the
- -----------------------------------------------
Attorneys General of Oregon and California threatened to commence lawsuits against the Company as a result of its practice of charging a cancellation fee in connection with the cancellation of paid-in-full memberships. The Attorneys General alleged that paid-in-full memberships may be terminated by the member at any time by simply giving notice to the Company, and that it is an unlawful trade practice for the Company to insist upon payment of a cancellation fee. In September 1994, the Company agreed to change its practice and no longer require a cancellation fee. The Company has entered into an Assurance of Voluntary Compliance with the Oregon Attorney General regarding its cancellation policy. The Company has also entered into a Stipulated Judgment with the California Attorney General regarding its cancellation policy, and also agreed to refund certain amounts to members.

During fiscal 1996, the California Attorney General also threatened to commence a lawsuit against the Company as a result of its closure of two campgrounds in California during the Fall of 1995. The Attorney General alleged that the Company failed to provide a comparable substitute campground as required by California law. The Stipulated Judgment discussed above also covers this matter and provides that the Company will make certain benefits available, and/or refund certain amounts to, affected members. Management does not believe that the resolution of these matters will have a material adverse impact on the Company's operations or financial position.

Johnnie Lacy v. Thousands Trails, Inc., Civil Action No C-96 004411, filed
- -------------------------------------
February 1, 1996, in the United States District Court for the Northern District of California. In this action, which purports to be a class action, the plaintiff alleges that the Company has failed to comply with the Americans with Disabilities Act and related California statutes with respect to certain of its campgrounds. The plaintiff alleges that the Company has failed to remove barriers to access by persons with disabilities where such barrier removal is readily achievable. The plaintiff seeks unspecified damages and injunctive relief. Although this case is still in the early stages of development, management does not believe that it will have a material adverse impact on the Company's operations or financial position.

The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company's operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET AND TRADING. The Company's outstanding common stock (the "Common Stock") has been publicly traded in the over-the-counter market under the symbol USTQ since 1992. Since the Common Stock does not trade every day and the trading volume is often small, the Common Stock may not be deemed to be traded in an established public trading market. The following table sets forth for the fiscal periods indicated, the high and low bid quotations as quoted through the NASD OTC Bulletin Board and the National Quotation Bureau's Pink Sheets. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                      High Bid             Low Bid
                                    ------------         -----------
     1996:
         First Quarter                   5/8                 1/4
         Second Quarter                  5/8                 1/4
         Third Quarter                   3/4                 1/4
         Fourth Quarter                  5/8                 1/4

     1995:
         First Quarter                 1 3/4               1 1/4
         Second Quarter                1 5/8                 1/2
         Third Quarter                   5/8                 1/4
         Fourth Quarter                  1/2                 1/4

As of September 12, 1996, the Company's Common Stock was held by 96 holders of record. Moreover, security position listings available to the Company listed approximately 720 beneficial holders of Common Stock.

In the Restructuring, the Company issued, in a private transaction with certain holders of Secured Notes, an aggregate of 3,680,550 shares of Common Stock in partial consideration for the retirement of the Secured Notes. These shares, which represent approximately 50% of the shares of Common Stock currently outstanding, are subject to a registration rights agreement under which the Company is obligated to register the shares under the applicable securities laws within 180 days after the Restructuring. It is uncertain whether these shares, together with these registration rights, will adversely affect any market for the Common Stock.

ABSENCE OF DIVIDENDS. Since inception, the Company has not paid any dividends. The Credit Agreement with Foothill prohibits the payment of any cash dividends on the Common Stock, without the consent of Foothill, until the borrowings under the Credit Agreement are repaid. In addition, the Indenture for the PIK Notes prohibits the payment of any cash dividends on the Common Stock until the PIK Notes are repaid.

TRANSFER RESTRICTIONS. In connection with the Restructuring, the Company's by-laws were amended to subject all new issuances of Common Stock, including the shares of Common Stock issued as part of the Restructuring, to transfer restrictions designed to minimize the likelihood of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition, the former Secured Noteholders who participated in the exchange portion of the Restructuring voluntarily subjected their previously owned shares of Common Stock to these transfer restrictions. As a result, approximately 85% of the Common Stock outstanding after the completion of the Restructuring is subject to these transfer restrictions, which are designed to help assure that the Company's substantial net operating loss carryforwards ("NOLs"), which totaled $54.5 million at June 30, 1996, will continue to be available to offset future taxable income. Section 382 of the Code limits the use of NOLs and other tax benefits by a company that has undergone an ownership change.

The transfer restrictions generally restrict, until July 1998, any direct or indirect transfer of Common Stock that would, subject to certain exceptions, (i) increase to more than 4.75% the percentage ownership of Common Stock of any person or group of persons who at any time during the preceding three-year period did not own more than 4.75% of the Common Stock, (ii) increase the percentage of Common Stock owned by any person or group of persons that during the preceding three-year period owned more than 4.75% of the Common Stock, or
(iii) cause an ownership change within the meaning of Section 382 of the Code.

Generally, the transfer restrictions contain several exceptions. For example, the restrictions will not prevent a transfer if, in the determination of the Board of Directors of the Company, the transfer does not result in any greater aggregate increase in Common Stock ownership by 5% shareholders. Also, the restrictions will not prevent a transfer if the purported transferee obtains the approval of the Board of Directors of the Company, which approval shall be granted or withheld in the sole and absolute discretion of the Board of Directors, after considering all facts and circumstances including, but not limited to, future events deemed by the Board of Directors to be relevant. Finally, the transfer restrictions only apply with respect to the amount of the Common Stock purportedly transferred in excess of the threshold established in the transfer restrictions.

The application of these transfer restrictions to any particular stockholder will depend on the stockholder's ownership of Common Stock, determined after applying numerous attribution rules prescribed by the Code and related regulations, and will also depend on the history of trading of the Common Stock. As a result, stockholders are urged to consult their tax advisors with respect to any planned purchase or sale of Common Stock.

REINCORPORATION MERGER. At the 1996 Annual Meeting of Stockholders, the stockholders of the Company will be asked to approve a merger (the "Reincorporation Merger") between the Company and a newly formed, wholly owned subsidiary of the Company ("New Trails") incorporated in Delaware. The Reincorporation Merger is being proposed by the Company (a) to include certain transfer restrictions on the common stock of New Trails issued in the Reincorporation Merger, which restrictions are intended to further reduce the likelihood of an "ownership change" within the meaning of Section 382 of the Code, and (b) to change the Company's state of incorporation from Nevada to Delaware and to change its name to Thousand Trails, Inc. The purpose of the transfer restrictions to be implemented by the Reincorporation Merger is to extend the existing transfer restrictions discussed above to the approximately 15% of the Common Stock not already subject to the existing transfer restrictions and to extend the duration of such transfer restrictions to correspond to the period during which the Company is entitled to use its NOLs, that is, until 2011.

ITEM 6.    SELECTED FINANCIAL DATA
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL DATA)

                                                                                                           Predecessor
                                                                                                              Entity
                                                                                                         ----------------
                                                For the year ended June 30.                 For the six months ended
                                        ---------------------------------------------   ---------------------------------
                                                                                         June 30,          December 31,
                                           1996        1995        1994        1993        1992                1991
                                        ----------   --------    --------    --------   ---------------------------------
                                                                                                                (1)
STATEMENT OF OPERATIONS DATA:
Total revenue                              $91,996    $91,546    $100,922     $98,189     $54,310      |       $63,670
Membership dues                             39,924     41,175      43,200      39,555      19,170      |        20,345
Other campground/resort revenues            22,288     23,506      23,524      26,856      13,224      |        13,401
Membership and real estate sales             3,987      4,228       3,975       4,427       6,442      |        15,140
Interest income                              6,756      9,935      12,202      16,345      11,780      |        12,090
Interest expense                            17,693     20,960      21,446      22,249      11,947      |        13,578
 Income (loss) from operations before                                                                  |
  taxes, minority interest and                                                                         |
  extraordinary item                           488    (11,668)     (5,967)     (9,781)    (23,195)     |         7,151
Extraordinary gain on debt discharge         1,390         --         671       2,507          --      |            --
Net income (loss)                            1,837    (11,923)     (6,046)     (7,582)    (21,737)     |         6,276
Dividends paid (2)                              --         --          --          --          --      |            --
Earnings (loss) per share data (3):                                                                    |           (4)
  Income (loss) before extraordinary                                                                   |
    item                                       .12      (3.22)      (1.81)      (2.73)      (5.88)     |
  Extraordinary item                           .38         --         .18         .68          --      |
  Net income (loss)                            .50      (3.22)      (1.63)      (2.05)      (5.88)     |
                                                                                                       |
BALANCE SHEET DATA:                                                                                    |
  (AT END OF PERIOD) (5)                                                                               |
Cash and cash equivalents (6)               37,403     50,596      50,059      44,359      32,989      |        43,233
Receivables, net                            13,219     18,698      32,585      57,731      93,442      |       119,316
Campground properties                       45,676     51,327      49,330      47,939      49,582      |        58,552
Resort properties                            2,902      5,736       6,612      11,252      11,578      |        12,530
Total assets                               109,754    135,886     148,164     170,067     196,788      |       242,567
Secured Notes, net                          94,350    115,490     110,854     115,389     123,511      |       113,095
Other notes payable                          1,102      4,753       5,503       7,558      12,960      |        29,588
Stockholder's equity (deficit)             (27,991)   (29,821)    (17,912)    (11,793)     (4,151)     |        17,586
                                                                                                       |
STATISTICAL DATA:                                                                                      |
  (AT END OF PERIOD)                                                                                   |
Campgrounds                                                                                            |
- -----------                                                                                            |
Number of operating campgrounds                 58         60          62          65          69      |            69
Number of campsites                         19,300     19,400      20,000      20,400      21,600      |        21,600
Number of members                          128,000    136,000     149,000     157,000     165,000      |       167,000
Average annual dues per member                $335       $329        $315        $290        $246      |          $243
Average cost per camper night               $18.03     $19.69      $18.36      $17.29      $16.55      |        $18.28
Timeshare Management                                                                                   |
- --------------------                                                                                   |
Total timeshare weeks                       32,000     32,000      32,000      32,000      32,000      |        32,000
 Timeshare weeks available for sale          1,700      1,700       2,100       3,300       4,200      |         4,400

                                  (continued)

(Footnotes continued)

(1) "Fresh Start Reporting" under the provisions of SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," was reflected as of December 31, 1991, in the above balance sheet captions. As a result, information for the years ended June 30, 1996, 1995, 1994 and 1993, and the six months ended June 30, 1992, was prepared as if the Company is a new reporting entity and a black line is shown to separate it from prior period information since it was not prepared on a comparable basis.

(2) The Indenture for the Secured Notes, which was discharged in the Restructuring on July 17, 1996, prohibited the Company from paying any cash dividends until the Secured Notes were repaid. In addition, the Credit Agreement with Foothill prohibits the payment of any cash dividends without the consent of Foothill until the borrowings under the Credit Agreement are repaid, and the Indenture for the PIK Notes prohibits the payment of any cash dividends until the PIK Notes are repaid.

(3) In the Restructuring on July 17, 1996, the Company issued a total of 3,680,550 additional shares of Common Stock, which represent approximately 50% of the shares of Common stock currently outstanding.

(4) Income (loss) per share is not meaningful due to reorganization and revaluation entries and the issuance of a material amount of Common Stock in a stock split and bankruptcy reorganization. At June 30, 1996, there were 3,702,726 shares of Common Stock outstanding, compared with 1,000 shares immediately before the consummation of the reorganization on December 31, 1991. Outstanding warrants and stock options are excluded from the net loss per share computation as they would reduce net loss per share, which is anti-dilutive.

(5) Pro forma balance sheet information for selected amounts which would have changed had the Restructuring occurred as of June 30, 1996, is as follows (in thousands): cash and cash equivalents, $9,618; total assets, $84,452; Secured Notes, net, $0; and stockholders' equity (deficit), ($25,847). In addition, new long term debt incurred in connection with the Restructuring totaled $72,521.

(6) For the periods presented, cash held by the Company and its wholly owned subsidiaries, other than that required for operations, was generally deposited in accounts that were pledged for the benefit of the holders of the Secured Notes. Under the Credit Agreement with Foothill, cash held by the Company and its wholly owned subsidiaries is generally deposited in accounts that are controlled by, and pledged to, Foothill.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company makes certain statements as to its expected financial condition, results of operations, and cash flows for periods after June 30, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, and cash flows for future periods may differ materially due to several factors, including but not limited to the Company's continued ability to control costs and implement its sales and marketing plan, the actual rate of decline in the campground membership, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's stated efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report.

LIQUIDITY AND CAPITAL RESOURCES

STABILIZED OPERATIONS. Since reorganizing under Chapter 11 on December 31, 1991, the Company's annualized operating revenues have decreased by $21.3 million (23%). Over the same period, the Company has decreased its annualized operating expenses by $43.7 million (38%), and implemented a program under which certain campground members voluntarily increased their annual dues by an aggregate of $2.1 million. During this period, the Company has concentrated on increasing continuing revenues and decreasing continuing expenses. The Company has closed eleven campgrounds and changed other campgrounds to seasonal operations, reduced staff, consolidated its administrative functions, deferred maintenance, and reduced service levels. The Company has also disposed of certain campgrounds and other non-core assets. However, during this period, the Company's membership base has declined from 167,000 at December 31, 1991 to 128,000 at June 30, 1996. The membership base is expected to decline by approximately 10,500 members in fiscal 1997. The Company attributes this continuing decline principally to its aging membership base, approximately 50% of whom are senior citizens.

During the year ended June 30, 1996, the Company stabilized its operations, which it has been seeking to accomplish since emerging from Chapter 11 proceedings in 1991, and the Company achieved a positive contribution from operations for the fiscal year of $4.8 million. This compares with a negative contribution from operations of $3.9 million for the prior fiscal year. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset dispositions, restructuring costs, nonrecurring income and expenses, taxes, and extraordinary items. See the tables on pages 27 through 29 for the elements of the contribution from operations and the Company's operating income (loss) before taxes for the historical periods presented.

CURRENT BUSINESS STRATEGY. The Company's current strategy is to improve its campground operations, stabilize its campground membership base through increased sales and marketing efforts, and determine the appropriate level for its ongoing campground operations. The Company has conducted an extensive marketing study, redesigned its membership products, and developed a sales and marketing operation, appointing a Vice President of Sales and Marketing in September 1995. Consistent with this strategy, the Company intends to downsize its business by implementing additional cost reduction measures while its membership base declines. These cost reduction measures will likely include the closure and disposition of additional campgrounds and decreases in general and administrative expenditures. The disposition of campgrounds will require addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of disposition opportunities or the ability of the Company to realize recoveries from asset dispositions. Moreover, the possibility of additional campground dispositions may adversely affect the collection of dues and contracts receivable from members.

1996 SECURED NOTE RESTRUCTURING. At June 30, 1996, the Company had outstanding $101.5 million principal amount of Secured Notes. At that time, there was a substantial risk that the resources available to the Company would be insufficient to cover its continuing operating needs and the mandatory sinking fund and interest payments due on the Secured Notes on July 15, 1996. In addition, the Company faced default under the financial covenants in the Indenture for the Secured Notes if waivers were not obtained by September 30, 1996. On July 17, 1996, however, the Company consummated the Restructuring, in which all of the Secured Notes were retired. The Restructuring was intended to provide a new capital structure for the Company. This new capital structure includes $40.2 million principal amount of PIK Notes that do not require the cash payment of interest until fiscal 2001, do not contain financial covenants, and mature on July 15, 2003 without earlier scheduled principal payments. The new capital structure also includes the Credit Agreement with Foothill that, in addition to financing $32.0 million of the retirement of the Secured Notes and related costs, provides the Company with a working capital facility which reduces in availability through final maturity on July 16, 1999. Availability of such working capital is subject to continued compliance by the Company with the financial covenants, amortization schedule, and other requirements of the Credit Agreement, including certain covenants respecting minimum earnings before interest, taxes, depreciation and amortization, and minimum tangible net worth.

CASH. On June 30, 1996, the Company had approximately $37.4 million of cash and cash equivalents, a decrease of $13.2 million during fiscal 1996. The Company's cash declined primarily because $18.6 million was used to make a mandatory redemption of Secured Notes on July 15, 1995, and $5.3 million was used to repurchase Secured Notes in January 1996. See Borrowings. These expenditures were partially offset by proceeds of $7.2 million from the sale of assets, and $5.6 million provided by operating activities.

The Company's principal sources of operating cash for the year were $18.5 million in principal and interest collections on contracts receivable and invested cash, and $73.2 million in dues collections and other campground revenues. Principal uses of operating cash for fiscal 1996 consisted of $49.6 million in operating expenses, $13.8 million in general and administrative expenses (including corporate member services and restructuring costs), $5.4 million in sales and marketing expenses, $5.2 million in insurance premiums, and $14.5 million in interest payments, principally related to the Secured Notes. During fiscal 1996, the Company also spent $1.0 million on capital expenditures and HUD-related improvements, and made $1.1 million in principal payments on notes payable.

Excluding $12.3 million of principal collections on its contracts receivable, the Company had negative cash flow from operating activities of $6.7 million for the year ended June 30, 1996. The Company used collections on its contracts receivable to fund its negative cash flow from operations during the year.

In the Restructuring, $50.2 million of cash was paid to the holders of the Secured Notes as full or partial consideration for the retirement of the Secured Notes, and $6.2 million of cash was paid to the holders of the Secured Notes for the semi-annual interest due July 15, 1996, and additional interest through the date of the Restructuring. In addition, $1.0 million of cash was used to pay the costs of the Restructuring, and $3.1 million of cash was used to pay the costs of obtaining the Credit Agreement with Foothill. The Company funded these cash payments with $28.5 million of its cash and $32.0 million of new borrowings under the Credit Agreement with Foothill.

The Indenture for the Secured Notes, which was discharged in the Restructuring on July 17, 1996, limited, and the Credit Agreement with Foothill limits, the type of investments in which the Company can invest its available cash, resulting in a relatively low yield. Investments of cash had a weighted average yield of 5.33% at June 30, 1996, compared with 6.07% at June 30, 1995.

CONTRACTS RECEIVABLE. As of June 30, 1996, the Company on a consolidated basis owned $21.1 million of contracts receivable consisting of (i) $5.8 million of contracts receivable associated with the NACO campgrounds, (ii) $12.6 million of contracts receivable associated with the Thousand Trails campgrounds, (iii) $2.4 million of contracts receivable associated with the NACO resorts, and (iv) $282,000 of contracts receivable associated with SoPac Resort Properties, Inc., a former affiliate. These contracts receivable have an average remaining term of approximately two and one half years. As of June 30, 1996, approximately 95% of the Company's campground and resort members had paid for their membership or resort interest in full.

Because of lower interest rates available in the marketplace during fiscal 1996 and 1995, some members chose to prepay their accounts, and the Company received principal payments of $2.5 million and $3.3 million, respectively, in excess of scheduled payments. The Company may continue to experience such prepayments in the future, although at a decreasing rate as the contracts receivable portfolio continues to decline.

Allowance for Doubtful Accounts
- -------------------------------
The Company's allowance for doubtful accounts was 30% of gross contracts receivable at June 30, 1996, compared with 39% of gross contracts receivable at June 30, 1995, and 32% at June 30, 1994. The overall cancellation rate as a percentage of gross contracts receivable was 8% for fiscal 1996 and fiscal 1995, compared with 13% for fiscal 1994. Although management does not anticipate a significant change, the cancellation rate could increase in fiscal 1997 as a result of the expected closure and disposition of additional campgrounds.

In fiscal 1996, the Company reduced the allowance for doubtful accounts on the contracts receivable related to the campgrounds by $4.0 million. In addition, in fiscal 1996, 1995, and 1994, the Company reduced the allowance for doubtful accounts on the contracts receivable related to the full service resorts by $1.1 million, $457,000 and $887,000, respectively. These adjustments were made because the Company experienced lower contract losses than anticipated in fiscal 1996 and 1995, and with respect to the resort contracts receivable, in fiscal 1994. For the campground contracts receivable, in fiscal 1994, the Company increased the related allowance for doubtful accounts by $1.9 million to provide for additional future contract losses. This adjustment was made because the cancellation rate on the campground contracts receivable had increased compared with historical levels of approximately 8%, and the Company had experienced higher contract losses than anticipated.

The allowance for doubtful accounts is an estimate of the contracts receivable that will cancel in the future and is determined based on historical cancellation rates and other factors deemed relevant to the analysis. The Company does not presently anticipate any further adjustments to the allowance for doubtful accounts on the contracts receivable related to either the campgrounds or resorts. However, the allowance and the rate at which the Company provides for future losses on its contracts receivable could be increased or decreased in the future based on the Company's actual collection experience.

Other Allowances
- ----------------
In connection with the purchase of NACO and Trails, the Company recorded an allowance for interest discount of $3.9 million to increase to 14.75% the weighted average yield on the contracts receivable then owned by NACO and Trails. Additionally, the Company recorded an allowance of $7.5 million for future collection costs in connection with its purchase of NACO and Trails and the Company's emergence from bankruptcy, which is being applied to reduce future general and administrative expenses. In fiscal 1995, the Company reduced the allowance for future collection costs related to the contracts receivable by $540,000 more than the scheduled amortization amount because the estimated cost to collect the remaining contracts receivable was less than the amount estimated when the allowance was recorded. The allowance is continuing to be amortized as a reduction of general and administrative expenses based on cash collected on the related portfolio.

Repurchase of Receivables Owned by Third Party
- ----------------------------------------------
On March 22, 1995, the Company purchased $3.0 million of contracts receivable from a third party, effective as of June 30, 1994, for $1.6 million. The Company received contracts receivable with a gross balance of $2.0 million and $1.0 million in cash representing principal and interest collections on the contracts receivable from July 1, 1994 to March 22, 1995. The Company recorded the $2.0 million gross balance of the contracts receivable net of an allowance for doubtful accounts of $523,000 and a valuation allowance of $550,000. The valuation allowance is being amortized over the remaining term of the contracts receivable.

These contracts receivable had previously been sold by NACO to the third party. In connection with this sale, a portion of the purchase price was withheld as a dealer holdback against which the purchaser could offset canceled and delinquent contracts receivable. As of March 22, 1995, the canceled and delinquent contracts receivable charged against the dealer holdback had consumed it and a deficiency of $2.7 million existed. Although the Company took the position that it was not liable for the deficiency based upon the terms of certain agreements and releases with the third party, the Company had recorded a contingent liability for the amount of the deficiency. When the Company repurchased the contracts receivable, this contingent liability was released, and the Company reversed the $2.7 million recorded liability.

Changes in Receivables
- ----------------------
The net balance of contracts receivable decreased by $5.5 million during fiscal 1996, primarily due to $12.3 million in cash collections on contracts receivable, offset by (i) a reduction of $5.1 million in the allowance for doubtful accounts, and (ii) $1.1 million related to scheduled amortization of the allowances for interest discount, collection costs, and valuation discount.

CAMPGROUND AND RESORT PROPERTIES. The Company's campground properties consist of land, buildings, and other equipment used in administration and operations as well as land held for sale. Campground properties decreased by $5.7 million in fiscal 1996, as a result of the sale of two non-operating campgrounds and certain other real estate, the abandonment of two operating campgrounds, and depreciation on buildings and equipment, partially offset by capital improvements at selected campgrounds.

The Company's resort properties consist of timeshare and lot inventory, buildings and equipment used in operations, and land held for sale. Resort properties decreased by $2.8 million in fiscal 1996 primarily due to the sale of the common amenities at one resort, the sale of excess acreage and buildings at certain resorts, the sale of timeshare units and lots in the normal course of business, and depreciation on buildings and equipment.

The Company's campgrounds and resorts require significant annual capital and maintenance expenditures, including commitments under HUD obligations, a portion of which has been deferred. During fiscal 1996 and 1995, the Company spent $4.0 million and $8.6 million, respectively, on major maintenance, repairs, and improvements at the campgrounds, and $440,000 and $1.4 million, respectively, on major maintenance, repairs, and improvements at the resorts.

BORROWINGS. On June 30, 1996, the Company had outstanding $101,458,000 principal amount of Secured Notes which were retired in full on July 17, 1996, in the Restructuring (see "1996 Secured Note Restructuring" above). The Restructuring was accounted for as a Troubled Debt Restructuring, whereby the restructured debt is recorded at the carrying value of the old debt, and no gain or loss is recorded on the transaction.

Prior to the Restructuring, the Company had repurchased certain Secured Notes. On January 31, 1996, the Company repurchased $7.4 million principal amount of Secured Notes from unrelated sellers for $5.3 million, including accrued interest. The Company recognized a gain of $1.4 million on this transaction. On July 15, 1995, the Company made a mandatory redemption of $18.6 million principal amount of Secured Notes. On June 6, 1994, the Company repurchased $10.0 million principal amount of Secured Notes in a Dutch auction available to all Secured Noteholders, at a cost of $8.5 million, including accrued interest. The Company recognized a gain of $671,000 on this transaction.

Credit Agreement with Foothill
- ------------------------------
In the Restructuring, the Company entered into a new three-year Credit Agreement with Foothill, under which Foothill made term loans to the Company totaling $13.0 million, and agreed to make revolving loans to the Company in the maximum amount of $25.0 million, provided that the aggregate borrowings under the Credit Agreement at any one time may not exceed $35.0 million. As of September 12, 1996, the total borrowings outstanding under the Credit Agreement were $22.3 million, and the amount available for borrowing under the revolving portion of the Credit Agreement was $12.7 million.

The Company must use all collections of principal and interest on the contracts receivable, which are estimated to be $9.2 million in fiscal 1997, and all proceeds from asset sales to reduce borrowings under the Credit Agreement. In addition, the Company must make specified principal reductions on these borrowings over time based on a monthly calculation of eligible contracts receivable and an amortization schedule set forth in the agreement. The maximum amount of the revolving loan declines as these principal reductions are made. The remaining borrowings under the Credit Agreement must be paid in full on July 16, 1999. To make the principal reductions required by the Credit Agreement, the Company must successfully collect the contracts receivable, sell assets, and downsize its business in the timeframe contemplated by the Credit Agreement. If these activities take longer than contemplated by the Credit Agreement, the Company may not have sufficient cash flow to make the required principal reductions, in which case the working capital facility might cease to be available. Furthermore, availability of such working capital is subject to continued compliance by the Company with the financial covenants and other requirements of the Credit Agreement, including certain covenants respecting minimum earnings before interest, taxes, depreciation and amortization, and minimum tangible net worth. The Credit Agreement prohibits the Company from borrowing from other sources in significant amounts except for equipment purchases.

PIK Notes
- ---------
In the Restructuring, the Company issued $40.2 million principal amount of PIK Notes that do not require the cash payment of interest until fiscal 2001 and mature on July 15, 2003 without earlier scheduled principal payments. The Indenture for the PIK Notes provides holders of PIK Notes with the right to have their notes repurchased at 101% of principal amount, plus interest, in the event of a Change of Control (as defined). The Indenture also requires the Company to apply certain asset sale proceeds to the retirement of the PIK Notes in certain circumstances, subject to the rights of Foothill to repayment in connection with asset sales. The Indenture does not contain financial covenants, but it does prohibit the Company from borrowing from other sources in significant amounts except for the Credit Agreement with Foothill, a $10.0 million replacement working capital facility, and equipment purchases.

The Company is not permitted to pay cash interest on the PIK Notes until the borrowings under the Credit Agreement are repaid in full. As a result, the principal amount of PIK Notes outstanding will increase at the rate of 12% per year, compounded semi-annually, at least until the borrowings under the Credit Agreement are repaid in full. The payment-in-kind feature of the PIK Notes will decrease the Company's cash interest costs over this period. However, the payment-in-kind feature of the PIK Notes will also decrease the rate at which the Company is able to retire its total debt outstanding.

DEFERRED MEMBERSHIP DUES. Deferred membership dues revenues of $17.6 million and $18.6 million at June 30, 1996 and 1995, respectively, consist of dues collections which relate to future periods. The decrease was due primarily to the loss of 8,000 members during fiscal 1996, and related decreases in membership dues collections.

SELF INSURANCE. During the year ended June 30, 1994, the Company began to self-insure general liability losses up to $250,000 per occurrence, with an annual aggregate of $2.4 million. As of June 30, 1996, the Company had insurance policies which provided excess coverage up to $27.0 million per occurrence and aggregate. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks of approximately $1.6 million at June 30, 1996 and 1995. This liability is based on actuarial estimates.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the years ended June 30, 1996, 1995, and 1994.
The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in Item 8.

NET INCOME (LOSS). The Company reported net income of $1.8 million or $.50 per share on revenues of $92.0 million for fiscal 1996, compared with a net loss of $11.9 million or $3.22 per share on revenues of $91.5 million for fiscal 1995, and a net loss of $6.0 million or $1.63 per share on revenues of $100.9 million for fiscal 1994.

Excluding extraordinary gains, nonrecurring income and expenses, and restructuring costs, the Company would have had a net loss of $2.1 million for fiscal 1996, compared with a net loss of $14.6 million for fiscal 1995. Excluding these items, the Company's results improved in the current fiscal year, on relatively flat revenues, due primarily to decreases in expenses, principally campground operating costs, general and administrative expenses, and interest. Revenues were relatively stable from year to year, despite declining membership dues revenue and interest income, due primarily to higher gains from asset dispositions in fiscal 1996. Excluding these same items, the Company would have had a net loss of $3.9 million for fiscal 1994.

The results for fiscal 1996 include a $1.4 million extraordinary gain on the repurchase of Secured Notes and $5.9 million of nonrecurring income consisting of $5.1 million from a reduction in the allowance for doubtful accounts, and $799,000 from the reversal of a contingent liability. The fiscal 1996 results also include $1.1 million of restructuring costs related to the Company's efforts to restructure its Secured Notes, and $2.3 million of other nonrecurring expenses consisting of a $1.0 million charge to record a provision for certain uncollectible membership dues receivable and a $1.3 million charge to accrue a one-time bonus for the Company's Chief Executive Officer (see "Accrued Bonus" below).

The results for fiscal 1995 include $3.7 million of nonrecurring income consisting of $1.0 million from reductions in the allowances for doubtful accounts and collection costs and $2.7 million from the reversal of a contingent liability. The fiscal 1995 results also include $637,000 of restructuring costs incurred in connection with the relocation of the Company's corporate office to Dallas, Texas, and $437,000 of other nonrecurring expenses representing severance payments made to certain management employees who left the Company in the fourth quarter of fiscal 1995.

The results for fiscal 1994 include a $671,000 extraordinary gain on the repurchase of Secured Notes and $4.5 million of nonrecurring income consisting of $887,000 from a reduction in the allowance for doubtful accounts related to the resort contracts receivable, $3.1 million from the reversal of accrued resort disposition costs, and $500,000 from the settlement of a contractual obligation. The fiscal 1994 results also include $3.3 million of restructuring costs incurred in connection with an amendment to the Indenture for the Secured Notes, the Trails merger, and the relocation of the Company's corporate offices, and the following other nonrecurring expenses: (i) a $1.9 million net increase in the allowance for doubtful accounts related to the campground contracts receivable, (ii) a $1.0 million charge to record a provision for certain uncollectible membership dues receivable, and (iii) a $1.1 million write down of the carrying value of net resort assets.

  The following table summarizes the operating results of the Company's campgrounds and full service resorts, excluding allocations of corporate overhead and other revenues and expenses, for the year ended June 30, 1996:

                                                                 Year Ended June 30, 1996
                                                       ---------------------------------------------
                                                                        Full Service
                                                        Campgrounds        Resorts         Total
                                                       -------------   -------------    ------------
OPERATIONS
 Membership dues                                          $39,924                         $39,924
 Other campground/resort revenues                          15,313          $6,975          22,288
 Campground ancillary expenses                             (7,726)                         (7,726)
 Operating expenses                                       (35,211)         (7,371)        (42,582)
                                                       -------------    ------------    ------------

Profit (loss) on campground/resort operations              12,300            (396)         11,904
                                                       -------------    ------------    ------------
SALES
 Memberships                                                2,630                           2,630
 Resort interests                                                           1,357           1,357
                                                       -------------    ------------    ------------
Total sales                                                 2,630           1,357           3,987

 Selling costs                                             (3,340)           (926)         (4,266)
 Marketing expenses                                        (1,294)                         (1,294)
                                                       -------------    ------------    ------------
Total expenses                                             (4,634)           (926)         (5,560)
                                                       -------------    ------------    ------------

Profit (loss) on sales                                     (2,004)            431          (1,573)
                                                       -------------    ------------    ------------
RESORT PARKS INTERNATIONAL
 Fee income                                                 4,579                           4,579
 Cost of operations                                        (2,237)                         (2,237)
                                                       -------------    ------------    ------------
RPI net contribution                                        2,342                           2,342
                                                       -------------    ------------    ------------
                                                          $12,638             $35          12,673
                                                       =============    ============    ============

 Other income                                                                               4,479
 Corporate member services                                                                 (1,843)
 General and administrative expenses                                                      (10,473)
                                                                                        ------------
OPERATING INCOME BEFORE INTEREST INCOME
 AND EXPENSE, GAIN ON ASSET
 DISPOSITIONS, RESTRUCTURING COSTS,
 NONRECURRING INCOME AND EXPENSES,
 TAXES AND EXTRAORDINARY ITEM                                                               4,836
                                                                                        ------------

 Interest income                                                                            6,756
 Interest expense                                                                         (17,693)
 Gain on asset dispositions                                                                 4,038
 Nonrecurring income                                                                        5,945
 Nonrecurring expenses                                                                     (2,270)
 Restructuring costs                                                                       (1,124)
                                                                                        ------------

OPERATING INCOME BEFORE TAXES AND
 EXTRAORDINARY ITEM                                                                          $488
                                                                                        ============

 The following table summarizes the operating results of the Company's campgrounds and full service resorts, excluding allocations of corporate overhead and other revenues and expenses, for the year ended June 30, 1995:

                                                                   Year Ended June 30, 1995
                                                      ---------------------------------------------
                                                                         Full Service
                                                        Campgrounds        Resorts         Total
                                                      --------------    ------------    -----------
OPERATIONS
 Membership dues                                          $41,175                         $41,175
 Other campground/resort revenues                          15,411          $8,095          23,506
 Campground ancillary expenses                             (8,150)                         (8,150)
 Operating expenses                                       (40,236)         (8,711)        (48,947)
                                                      --------------    ------------    -----------
Profit (loss) on campground/resort operations               8,200            (616)          7,584
                                                      --------------    ------------    -----------
SALES
 Memberships                                                1,780                           1,780
 Resort interests                                                           2,448           2,448
                                                      --------------    ------------    -----------
Total sales                                                 1,780           2,448           4,228

 Selling costs                                             (1,985)         (1,414)         (3,399)
 Marketing expenses                                        (3,639)                         (3,639)
                                                      --------------    ------------    -----------
Total expenses                                             (5,624)         (1,414)         (7,038)
                                                      --------------    ------------    -----------

Profit (loss) on sales                                     (3,844)          1,034          (2,810)
                                                      --------------    ------------    -----------
RESORT PARKS INTERNATIONAL
 Fee income                                                 4,845                           4,845
 Cost of operations                                        (2,727)                         (2,727)
                                                      --------------    ------------    -----------
RPI net contribution                                        2,118                           2,118
                                                      --------------    ------------    -----------
                                                           $6,474            $418           6,892
                                                      ==============    ============    ===========

 Other income                                                                               3,485
 Corporate member services                                                                 (2,200)
 General and administrative expenses                                                      (12,118)
                                                                                        -----------
OPERATING LOSS BEFORE INTEREST INCOME
 AND EXPENSE, GAIN ON ASSET
 DISPOSITIONS, RESTRUCTURING COSTS,
 NONRECURRING INCOME AND EXPENSES, AND TAXES                                               (3,941)
                                                                                        -----------

Interest income                                                                             9,935
Interest expense                                                                          (20,960)
Gain on asset dispositions                                                                    658
Nonrecurring income                                                                         3,714
Nonrecurring expenses                                                                        (437)
Restructuring costs                                                                          (637)
                                                                                        -----------

OPERATING LOSS BEFORE TAXES                                                              ($11,668)
                                                                                        ===========

 The following table summarizes the operating results of the Company's campgrounds and full service resorts, excluding allocations of corporate overhead and other revenues and expenses, for the year ended June 30, 1994:

                                                                   Year Ended June 30, 1994
                                                   --------------------------------------------------
                                                                         Full Service
                                                       Campgrounds         Resorts           Total
                                                   -----------------    -------------    ------------
OPERATIONS
 Membership dues                                        $43,200                             $43,200
 Other campground/resort revenues                        13,529            $9,995            23,524
 Campground ancillary expenses                           (7,247)                             (7,247)
 Operating expenses                                     (38,276)          (10,146)          (48,422)
                                                   -----------------    -------------    ------------
Profit (loss) on campground/resort operations            11,206              (151)           11,055
                                                   -----------------    -------------    ------------

SALES
 Memberships                                              1,457                               1,457
 Resort interests                                                           2,518             2,518
                                                   -----------------    -------------    ------------
Total sales                                               1,457             2,518             3,975

 Selling costs                                           (1,582)           (1,974)           (3,556)
 Marketing expenses                                      (1,282)                             (1,282)
                                                   -----------------    -------------    ------------
Total                                                    (2,864)           (1,974)           (4,838)
                                                   -----------------    -------------    ------------
Profit (loss) on sales                                   (1,407)              544              (863)
                                                   -----------------    -------------    ------------
RESORT PARKS INTERNATIONAL
 Fee income                                               5,286                               5,286
 Cost of operations                                      (3,055)                             (3,055)
                                                   -----------------    -------------    ------------
RPI net contribution                                      2,231                               2,231
                                                   -----------------    -------------    ------------
                                                        $12,030              $393            12,423
                                                   =================    =============    ============

 Other income                                                                                 2,669
 Corporate member services                                                                   (2,165)
 General and administrative expenses                                                        (12,403)
                                                                                         ------------

OPERATING INCOME BEFORE INTEREST INCOME
 AND EXPENSE, GAIN ON ASSET
 DISPOSITIONS, RESTRUCTURING COSTS,
 NONRECURRING INCOME AND EXPENSES,
 TAXES, MINORITY INTEREST AND
 EXTRAORDINARY ITEM                                                                             524
                                                                                         ------------

 Interest income                                                                             12,202
 Interest expense                                                                           (21,446)
 Gain on asset dispositions                                                                   5,544
 Nonrecurring income                                                                          4,522
 Nonrecurring expenses                                                                       (4,000)
 Restructuring costs                                                                         (3,313)
                                                                                         ------------
OPERATING LOSS BEFORE TAXES, MINORITY
 INTEREST, AND EXTRAORDINARY ITEM                                                           ($5,967)
                                                                                         ============

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Campground membership dues revenue was $39.9 million for the year ended
June 30, 1996, compared with $41.2 million for the year ended June 30, 1995, and $43.2 million for the year ended June 30, 1994. The continuing decline in dues revenues over the three years was due primarily to the net loss of campground members, partially offset by the effect of annual dues increases. In addition, in fiscal 1994, the Company recognized $900,000 of additional dues revenue from the TTN Alliance Program (described below) that was deferred at June 30, 1993.

From January 1, 1993 to March 31, 1995, the Company requested its campground members to participate in the TTN Alliance Program under which participating members agreed to increase their dues and campground fees voluntarily. A total of 34,200 of the Company's members (27%) chose to participate in the TTN Alliance Program, which has resulted in additional ongoing dues revenue of $2.1 million per year. Under the TTN Alliance Program, for each dollar that members' annual dues were increased voluntarily, the Company made a one-time investment of one dollar in major repairs, renovations, or capital improvements at the campgrounds. The Company completed these expenditures, which exceeded $2.1 million, in fiscal 1995. Additional dues revenue of $900,000 attributable to the six months ended June 30, 1993 was not recognized in fiscal 1993 due to the uncertainty of the program's success at that time. As a result, in fiscal 1994, the Company recognized additional dues revenue from the program of $2.9 million for the 18 month period from January 1, 1993 to June 30, 1994.

Other campground revenues were $15.3 million for the year ended June 30, 1996, compared with $15.4 million for the year ended June 30, 1995, and $13.5 million for the year ended June 30, 1994. The slight decrease in fiscal 1996 was due to the closure of four operating campgrounds during the year and reductions in service levels at certain other campgrounds. The $1.9 million increase in fiscal 1995 was due primarily to increases in guest fees, trailer and cabin rentals, and revenues from special amenities offered at certain campgrounds, reflecting the Company's focus on increasing its ancillary sources of revenue at the campgrounds. The related campground ancillary expenses were $7.7 million, $8.2 million, and $7.2 million for fiscal 1996, 1995, and 1994, respectively. The improvement in the contribution from these programs in fiscal 1996 resulted primarily from better control of expenses.

Campground operating expenses were $35.2 million for the year ended June 30, 1996, compared with $40.2 million for the year ended June 30, 1995, and $38.3 million for the year ended June 30, 1994. The $5.0 million decrease in fiscal 1996 was due to the operational changes made at the campgrounds in fiscal 1996, which included reducing campground management and personnel, closing and disposing of four campgrounds, and changing to seasonal operations at additional campgrounds with low usage during off-season periods. The $1.9 million increase in fiscal 1995 was due primarily to higher labor and utility costs in selected regions, and increased maintenance costs, related in part to the expenditure of committed funds under the TTN Alliance Program.

In fiscal 1997, the Company intends to continue to evaluate its campground operations to determine the appropriate level for such operations, and it expects to implement additional cost reduction measures while its membership base declines. These cost reduction measures will likely include the closure and disposition of additional campgrounds. These changes should result in lower operating expenses in fiscal 1997, but no assurance can be given that such changes will not reduce revenues by an amount in excess of the expense reductions.

For the years ended June 30, 1996, 1995, and 1994, campground membership sales revenues were $2.6 million, $1.8 million, and $1.5 million, respectively. For these same periods, selling and marketing expenses as a percentage of sales were 176%, 316%, and 197%, respectively. These expenses have exceeded revenues due to the suspension of new membership sales in April 1992, the retention of certain marketing staff to develop new marketing programs and products in anticipation of future sales, and the increased sales and marketing efforts begun in May 1994. The Company's marketing efforts require significant expense and, in the short term, the Company expects that its selling and marketing expenses will continue to exceed its campground membership sales revenues. The Company must significantly increase its campground membership sales over current levels in order to stop the continuing decline in the Company's membership base. As a result, the success of the Company's business strategy over the long term will be dependent upon the Company being able to market new memberships in sufficient numbers on a cost-effective basis.

Effective July 1, 1995, the Company discontinued its practice of amortizing campground real estate by recording a cost of sales charge in connection with new campground membership sales. The Company will discontinue this practice as long as the number of membership cancellations exceeds the number of new memberships sold, and the Company's membership base continues to decline.

CAMPGROUND MANAGEMENT. During fiscal 1994, Wilderness Management, a wholly owned subsidiary of the Company, began to manage public campgrounds for the US Forest Service. For the year ended June 30, 1996, these operations produced revenues of $853,000 with related expenses (excluding certain shared administrative costs) of $831,000. This compares with revenues for the prior year of $589,000 and related expenses (excluding certain shared administrative costs) of $665,000.

FULL SERVICE RESORT OPERATIONS. The direct operating expenses of the full service resorts exceeded revenues by $396,000 for the year ended June 30, 1996, compared with $616,000 for the year ended June 30, 1995, and $151,000 for the year ended June 30, 1994. The results for fiscal 1994 exclude losses of $618,000 that were applied against the accrual for resort disposition costs instead of being reflected in operating results. Without the exclusion of these losses, the operating results for fiscal 1996 and 1995 improved by $220,000 and $153,000, respectively, over the prior fiscal year. These improvements resulted primarily from decreased administrative costs in fiscal 1996, increased amenity fee income from certain resorts in fiscal 1995 as a result of improved collection efforts, and from the sale of certain operations at the resorts, which reduced operating costs by an amount greater than the related decrease in resort revenues.

In fiscal 1994, the Company reassessed the net realizable value of its resort assets and liabilities, and recorded a $1.1 million adjustment to reduce the carrying value of the net assets to their net realizable value. Based on the Company's disposition plan for the resorts and its assessment of the recoverability of the net resort assets, the Company also reversed the remaining $3.1 million of its accrual for resort disposition costs.

The Company's operations at the resorts are presently limited primarily to timeshare management and timeshare and lot sales. The revenues from the Company's timeshare management operations exceeded the related expenses (excluding certain shared administrative costs) by $830,000 for the year ended June 30, 1996, compared with $858,000 for the year ended June 30, 1995, and $890,000 for the year ended June 30, 1994. The net contribution has declined because of a decrease in the management fee the Company charges certain timeshare associations, which is based on the amount of dues collected, and lower dues collections.

The Company has been actively selling its timeshare and lot inventory at substantially reduced prices in order to reduce the carrying costs on the unsold inventory, increase management fees, and eliminate the Company's requirement to pay annual fees to the timeshare associations on unsold units. For the years ended June 30, 1996, 1995, and 1994, timeshare and lot sales were $1.4 million, $2.4 million, and $2.5 million, respectively. The decrease in fiscal 1996 resulted from the Company having less desirable inventory available for sale and fewer existing timeshare owners who had not been contacted previously about purchasing an additional timeshare. For the years ended June 30, 1996, 1995, and 1994, the related selling expenses as a percentage of sales (including cost of sales and bad debt expense) were 68%, 58%, and 78%, respectively. The lower percentage in fiscal 1995 resulted primarily from the sale of a group of lots at one of the resorts without a sales commission.

RESORT PARKS INTERNATIONAL. RPI produced a net contribution of $2.3 million for the year ended June 30, 1996, compared with $2.1 million for the year ended June 30, 1995, and $2.2 million for the year ended June 30, 1994. RPI's revenues have declined over the three year period as a result of declining sales in the membership camping industry generally. However, RPI has been able to maintain and improve its positive contribution by reducing its expenses.

INTEREST INCOME AND EXPENSE. Interest income decreased by $3.2 million and $2.3 million for the years ended June 30, 1996 and 1995, respectively, from the previous year, due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable, and in fiscal 1996, also due to an $804,000 decrease in interest earned on lower cash balances. The decrease in interest earned on the contracts receivable for fiscal 1995 was partially offset by an $895,000 increase in interest earned on invested cash in fiscal 1995 compared with the prior year due to higher cash balances in fiscal 1995 and rising interest rates. Also included in interest income is amortization of the allowance for interest discount and valuation allowance related to the contracts receivable, of which $607,000, $607,000, and $925,000 was amortized during the years ended June 30, 1996, 1995, and 1994, respectively. See "Liquidity and Capital Resources -- Contracts Receivable".

Interest expense decreased by $3.3 million and $486,000 for the years ended June 30, 1996 and 1995, respectively, from the previous year, due primarily to a mandatory redemption of $18.6 million of Secured Notes in July 1995, the repurchases of $7.4 million and $10.0 million of Secured Notes in January 1996 and June 1994, respectively, a $2.5 million reduction of notes payable in connection with the abandonment of two operating campgrounds in the Fall of 1995, and scheduled repayments of notes payable. Also included in interest expense was Secured Note discount amortization of $4.2 million, $4.6 million, and $4.1 million for the years ended June 30, 1996, 1995, and 1994, respectively. The discount on the Secured Notes was recorded to reduce the carrying value of the Secured Notes to their estimated fair value at December 31, 1991, the date the Company emerged from bankruptcy. The discount, which resulted in an effective interest yield of 18% for the Secured Notes, was amortized as additional interest expense using the effective interest method over the term of the Secured Notes through fiscal 1996. On July 17, 1996, the balance of the discount was eliminated in connection with the retirement of the Secured Notes in the Restructuring.

As a result of the Restructuring, interest expense is expected to decrease significantly in fiscal 1997 due to the reduction in the total amount of debt outstanding. Since the Company is prohibited from paying cash interest on the PIK Notes until the borrowings under the Credit Agreement are repaid, during this period, a substantial portion of the Company's interest expense will represent non-cash interest. Moreover, during this period, the principal amount of PIK Notes outstanding will increase at the rate of 12% per year, compounded semi-annually, which will increase interest expense in the future.

GAINS ON ASSET SALES. During the years ended June 30, 1996, 1995, and 1994, the Company sold certain of its real estate assets and recognized related gains of $4.0 million,

$658,000, and $5.5 million, respectively. During fiscal 1996, the Company sold the common amenities at one of the resorts, sold two non-operating campgrounds, and disposed of two operating campgrounds that were abandoned. During fiscal 1995, the primary assets sold included excess acreage and buildings at the resorts and unused buildings and trailers at the campgrounds. During fiscal 1994, the Company sold the common amenities at three of the resorts, the seven utility companies associated with the resorts, and certain other real estate holdings at the campgrounds and resorts. Over the next several years, the Company intends to dispose of a substantial portion of its remaining assets at the resorts, any campgrounds that are closed as the Company downsizes, and other undeveloped land and excess acreage associated with the campgrounds. However, no assurance exists that the Company will be able to locate a buyer for these assets or that sales on acceptable terms can be effected.

OTHER INCOME. Other income consists principally of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, settlements received on defaulted contracts, and subscription fees received from members who subscribe to the Company's member magazine. In addition, the Company has implemented an automated reservation system and, effective June 1, 1996, has begun charging members for making more than five operator-assisted reservations in a given year.

Other income was $4.5 million for the year ended June 30, 1996, compared with $3.5 million for the year ended June 30, 1995, and $2.7 million for the year ended June 30, 1994. The increase in fiscal 1996 and 1995 from the previous year was due primarily to additional income of $1.3 million and $685,000, respectively, from recoveries on canceled contracts and dues as a result of increased use of outside collection agencies in those years.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $10.5 million for the year ended June 30, 1996, compared with $12.1 million for the year ended June 30, 1995, and $12.4 million for the year ended June 30, 1994. The decrease in fiscal 1996 from the prior years is primarily due to cost reductions implemented in the last quarter of fiscal 1995 and the first quarter of fiscal 1996. The Company anticipates that general and administrative expenses will be lower in fiscal 1997 than in fiscal 1996 due to additional cost reductions.

General and administrative expenses include costs related to the collections of contracts receivable and membership dues of $3.0 million, $3.1 million, and $3.5 million for the years ended June 30, 1996, 1995, and 1994, respectively. These collection costs were reduced by $513,000, $854,000, and $1.5 million, respectively, as a result of the amortization of the allowance for collection costs related to the contracts receivable. See "Liquidity and Capital Resources
- -- Contracts Receivable". The Company anticipates that these costs will continue to decrease as the contracts receivable portfolio continues to decline.

CORPORATE MEMBER SERVICES. Corporate member services include the reservation and member support services performed at the corporate office, as well as the costs incurred to produce the Company's member magazine. These costs were $1.8 million for the year ended June 30, 1996, compared with approximately $2.2 million for fiscal 1995 and 1994. The decrease in costs in fiscal 1996 was a result of cost reductions implemented during the Fall of 1995.

NONRECURRING INCOME. Nonrecurring income was $5.9 million for fiscal 1996, compared with $3.7 million and $4.5 million for fiscal 1995 and 1994, respectively. Nonrecurring income for fiscal 1996 includes income of $5.1 million from the reduction in the allowance for doubtful accounts, and $799,000
from the reversal of a contingent liability.   Nonrecurring income for fiscal
1995 includes income of $1.0 million from reductions in the allowances for doubtful accounts and collection costs, and $2.7 million from the reversal of a contingent liability. Nonrecurring income for fiscal 1994 includes income of $3.1 million from the reversal of accrued resort disposition costs, $887,000 from a decrease in the allowance for doubtful accounts related to the resort contracts receivable, and $500,000 from the settlement of a contractual obligation.

NONRECURRING EXPENSES. Nonrecurring expenses were $2.3 million for fiscal 1996, compared with $437,000 for fiscal 1995, and $4.0 million for fiscal 1994. Nonrecurring expenses for fiscal 1996 consist of a $1.0 million charge to record a provision for certain uncollectible membership dues receivable and a $1.3 million charge to accrue a one-time bonus for the Company's Chief Executive Officer (see "Accrued Bonus" below). Nonrecurring expenses for fiscal 1995 represent severance payments made to certain management employees who left the Company in the fourth quarter of fiscal 1995. Nonrecurring expenses for fiscal 1994 include a $1.9 million net increase in the allowance for doubtful accounts related to the campground contracts receivable, a $1.0 million charge to record a provision for certain uncollectible membership dues receivable, and a $1.1 million write-down of the carrying value of net resort assets.

ACCRUED BONUS. The employment agreement between the Company and its Chief Executive Officer ("CEO") provided that the CEO would receive a one-time bonus equal to between 4% and 6% of the amount by which the enterprise value of the Company (including the value of its debt and equity) exceeded $75 million at the time he elected to receive the bonus. The bonus would have been adversely affected by the consummation of the Restructuring. As a result, prior to the Restructuring, the CEO exercised his right to receive the bonus. The CEO is entitled to $1,270,589, of which $952,927 was paid on July 9, 1996. The additional $317,662 will be payable on May 11, 1997, provided that the CEO is employed by the Company on that date. The Company has obtained an irrevocable standby letter of credit on which the CEO may draw this bonus if the Company fails to pay the bonus after receiving a request from the CEO. A $1.5 million cash deposit securing this letter of credit is included in restricted cash in the Company's consolidated balance sheet at June 30, 1996. The amount of the cash deposit was subsequently reduced to $317,662. The Company accrued the entire amount of the bonus at June 30, 1996, which is included in nonrecurring expenses in the Company's consolidated statement of operations.

RESTRUCTURING COSTS. During the year ended June 30, 1996, the Company incurred $1.1 million of restructuring costs related to its efforts to restructure the Secured Notes. The Company incurred approximately $1.0 million of additional costs in July 1996 in connection with the consummation of the Restructuring which will be reflected as restructuring costs in fiscal 1997. In connection with the Restructuring, the Company also incurred $3.1 million of costs in connection with obtaining the Credit Agreement with Foothill, which will be capitalized as debt issue costs in fiscal 1997.

At June 30, 1994, the Company recorded $1.8 million of restructuring costs for severance pay and moving expenses related to relocating certain of its administrative functions to Dallas, Texas. Of this $1.8 million, $203,000 was spent in fiscal 1994, and $1.6 million was spent in fiscal 1995 and applied against the accrual. During fiscal 1995, the Company also incurred $922,000 of additional costs related to expanding its Dallas office and hiring and training new employees. $637,000 of these costs were expensed as restructuring costs, and $285,000 of these costs were capitalized.

In fiscal 1994, the Company also incurred $463,000 in legal and financial advisory fees related to the Trails merger and $1.1 million in legal and other expenses related to an amendment to the Indenture for the Secured Notes, which were expensed as restructuring costs.

INCOME TAXES. The Company's provision for income taxes was $41,000, $255,000, and $425,000 for the years ended June 30, 1996, 1995, and 1994, respectively. The provision relates to state income taxes payable in the various states where the Company conducts its operations. The Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which had a balance of $54.5 million at June 30, 1996, and expire in years 2007 through 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    Consolidated Financial Statements Index
                    ---------------------------------------

                                                                                       Page
                                                                                       ----
Report of Independent Public Accountants.................................................37

Consolidated Balance Sheets -- June 30, 1996 and 1995, and pro forma June 30, 1996 as if the Restructuring completed on July 17, 1996 had occurred on June 30, 1996........38

Consolidated Statements of Operations for the years ended
 June 30, 1996, 1995 and 1994............................................................39

Consolidated Statements of Stockholders' Deficit
 for the years ended June 30, 1996, 1995 and 1994........................................40

Consolidated Statements of Cash Flows for the years ended
  June 30, 1996, 1995 and 1994...........................................................41

Notes to Consolidated Financial Statements...............................................43

Financial Statement Schedule:

      Schedule II -- Valuation and Qualifying Accounts...................................75

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
USTrails Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of USTrails Inc. and subsidiaries (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended June 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USTrails Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


s/ Arthur Andersen LLP

Dallas, Texas
September 12, 1996

                        USTRAILS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                                                    Pro Forma
                                                                                     June 30,                        June 30,
                                                                        ---------------------------------
                 ASSETS                                                     1996                 1995                 1996
                 ------                                                 ------------         ------------        -------------
CURRENT ASSETS                                                                                                    (unaudited)
 Cash and cash equivalents                                                 $37,403              $50,596      |        $9,618
 Current portion of receivables, net of allowances and discount of                                           |
  $2.7 million in 1996 and $5.3 million in 1995                              4,270                5,376      |         4,270
 Accounts and dues receivable, net                                             522                3,017      |           522
 Inventory and other current assets                                          4,672                2,353      |         5,590
                                                                        ------------         ------------    |   -------------
     Total Current Assets                                                   46,867               61,342      |        20,000
 Restricted cash                                                             2,912                1,629      |         2,912
 Receivables, net of allowances and discount of $5.4 million in                                              |
  1996 and $11.4 million in 1995                                             8,949               13,322      |         8,949
 Campground real estate                                                     13,468               15,331      |        13,468
 Resort real estate                                                          1,159                1,352      |         1,159
 Buildings and equipment, net of accumulated depreciation of                                                 |
  $10.4 million in 1996 and $8.4 million in 1995                            27,130               32,039      |        27,130
 Land held for sale                                                          6,821                8,341      |         6,821
 Other assets                                                                2,448                2,530      |         4,013
                                                                        ------------         ------------    |   -------------
     Total Assets                                                         $109,754             $135,886      |       $84,452
                                                                        ============         ============    |   =============
      LIABILITIES AND STOCKHOLDERS' DEFICIT                                                                  |
      -------------------------------------                                                                  |
CURRENT LIABILITIES                                                                                          |
 Accounts payable                                                           $3,030               $3,740      |        $3,030
 Accrued interest on Secured Notes                                           5,617                7,008      |
 Other accrued liabilities                                                   9,329                8,140      |         9,329
 Current portion of long-term debt                                          28,530               21,935      |         6,701
 Current portion of accrued construction costs                               3,154                3,454      |         3,154
 Deferred membership dues revenue                                           17,599               18,622      |        17,599
                                                                        ------------         ------------    |   -------------
     Total Current Liabilities                                              67,259               62,899      |        39,813
 Long term debt                                                             66,922               98,308      |        66,922
 Other liabilities                                                           3,564                4,500      |         3,564
                                                                        ------------         ------------    |   -------------
     Total Liabilities                                                     137,745              165,707      |       110,299
                                                                        ------------         ------------    |   -------------
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' DEFICIT                                                          |
 Preferred stock, $.01 par value, 1,500,000 shares authorized,                                               |
  none issued and outstanding                                                                                |
 Common Stock, $.01 par value, 15,000,000 shares authorized,                                                 |
  3,702,726 shares issued and outstanding                                       37                   37      |            74
 Additional paid-in capital                                                 17,549               17,549      |        20,503
 Accumulated deficit subsequent to December 31, 1991, date of                                                |
  emergence from bankruptcy (total deficit eliminated $51,752)             (45,451)             (47,288)     |       (46,298)
 Cumulative foreign currency translation adjustment                           (126)                (119)     |          (126)
                                                                        ------------         ------------    |   -------------
   Total Stockholders' Deficit                                             (27,991)             (29,821)     |       (25,847)
                                                                        ------------         ------------    |   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $109,754             $135,886      |       $84,452
                                                                        ============         ============    |   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars and shares in thousands, except per share amounts)

                                                               For the years ended June 30,
                                                     -----------------------------------------------
                                                         1996               1995             1994
                                                     ------------      ------------     ------------
REVENUES
 Membership dues                                       $39,924            $41,175          $43,200
 Other campground/resort revenue                        22,288             23,506           23,524
 Membership and resort interest sales                    3,987              4,228            3,975
 RPI membership fees                                     4,579              4,845            5,286
 Interest income                                         6,756              9,935           12,202
 Gain on asset dispositions                              4,038                658            5,544
 Nonrecurring income                                     5,945              3,714            4,522
 Other income                                            4,479              3,485            2,669
                                                     ------------      ------------     ------------
Total Revenues                                         $91,996            $91,546         $100,922
                                                     ------------      ------------     ------------
EXPENSES
 Campground/resort operating expenses                   50,308             57,097           55,669
 Selling expenses                                        4,073              2,732            2,899
 Cost of sales                                             193                667              657
 Marketing expenses                                      1,294              3,639            1,282
 RPI membership expenses                                 2,237              2,727            3,055
 Corporate member services                               1,843              2,200            2,165
 Interest expense and amortization of
  debt discount and consent fees                        17,693             20,960           21,446
 General and administrative expenses                    10,473             12,118           12,403
 Nonrecurring expenses                                   2,270                437            4,000
 Restructuring costs                                     1,124                637            3,313
                                                     ------------      ------------     ------------
Total Expenses                                          91,508            103,214          106,889
                                                     ------------      ------------     ------------
INCOME (LOSS) BEFORE TAXES, MINORITY
 INTEREST AND EXTRAORDINARY ITEM                           488            (11,668)          (5,967)
 Income tax provision                                      (41)              (255)            (425)
                                                     ------------      ------------     ------------
INCOME (LOSS) BEFORE MINORITY INTEREST
 AND EXTRAORDINARY ITEM                                    447            (11,923)          (6,392)
 Minority interest                                                                            (325)
                                                     ------------      ------------     ------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                447            (11,923)          (6,717)
 Extraordinary gain on debt repurchases                  1,390                                 671
                                                     ------------      ------------     ------------
NET INCOME (LOSS)                                       $1,837           ($11,923)         ($6,046)
                                                     ============      ============     ============

PRIMARY AND FULLY DILUTED NET INCOME (LOSS)
 PER SHARE:
 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                  $.12             ($3.22)          ($1.81)
 EXTRAORDINARY ITEM                                        .38                                 .18
                                                     ------------      ------------     ------------
NET INCOME (LOSS)                                         $.50             ($3.22)          ($1.63)
                                                     ============      ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                             3,703              3,703            3,703
                                                     ============      ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                            (Dollars in thousands)

                                                                                                           Cumulative
                                           Common Stock                                                      Foreign
                                   ---------------------------
                                                                   Additional                               Currency
                                     Number of                      Paid-In            Accumulated        Translation
                                      Shares         Amount         Capital              Deficit           Adjustment       Total
                                   ----------      ----------     -----------        --------------      -------------   -----------
Balance, June 30, 1993              3,702,506         $37           $17,549             ($29,319)            ($60)        ($11,793)
Issuance of common shares                 220
Foreign currency
 translation adjustment                                                                                       (73)             (73)
Net loss                                                                                  (6,046)                           (6,046)
                                   ----------      ----------     -----------        --------------      -------------   -----------
Balance, June 30, 1994              3,702,726          37            17,549              (35,365)            (133)         (17,912)
Foreign currency
 translation adjustment                                                                                        14               14
Net loss                                                                                 (11,923)                          (11,923)
                                   ----------      ----------     -----------        --------------      -------------   -----------
Balance, June 30, 1995              3,702,726          37            17,549              (47,288)            (119)         (29,821)
Foreign currency
 translation adjustment                                                                                        (7)              (7)
Net income                                                                                 1,837                             1,837
                                   ----------      ----------     -----------        --------------      -------------   -----------
Balance, June 30, 1996              3,702,726         $37           $17,549             ($45,451)           ($126)        ($27,991)
                                   ==========      ==========     ===========        ==============      =============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                           For the years ended June 30,
                                                 ------------------------------------------------
                                                      1996              1995           1994
                                                 --------------    -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Collections of principal on receivables           $12,251          $16,678            $26,256
 Interest received                                   6,202            9,270             10,216
 Interest paid                                     (14,545)         (15,873)           (17,798)
 General and administrative, corporate
  member services and restructuring costs          (13,827)         (18,233)           (17,366)
 Cash collected from operations,
  including deferred revenue                        73,220           77,231             75,537
 Cash from sales of memberships and
  resort interests at the point of sale              3,789            4,036              3,893
 Expenditures for property operations              (49,627)         (56,768)           (52,955)
 Expenditures for sales and marketing               (5,370)          (5,645)            (4,213)
 Expenditures for insurance premiums                (5,176)          (4,553)            (5,013)
 Payment of income taxes                               (41)            (256)              (243)
 Deposit made to secure standby letter
  of credit                                         (1,500)
 Other, net                                            221                                 927
                                                 ----------        ---------          ---------
Net cash provided by operating
  activities                                         5,597            5,887             19,241
                                                 ----------        ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital and HUD-related expenditures               (1,022)          (5,732)            (4,548)
 Proceeds from asset sales                           7,239            1,132             10,394
 Trails acquisition                                                                     (7,497)
                                                 ----------        ---------          ---------
Net cash provided by (used in)
  investing activities                               6,217           (4,600)            (1,651)
                                                 ----------        ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Mandatory redemption of Secured Notes             (18,599)
 Repurchase of Secured Notes                        (5,275)                             (8,000)
 Repayments of  notes and
  mortgages payable                                 (1,133)            (369)            (2,280)
 Retirement of capital lease                                           (381)
 Payment of consent fees to
  Secured Noteholders                                                                   (1,610)
                                                 ----------        ---------          ---------
Net cash used in financing activities              (25,007)            (750)           (11,890)
                                                 ----------        ---------          ---------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       (13,193)             537              5,700


CASH AND CASH EQUIVALENTS:
 Beginning of year                                  50,596           50,059             44,359
                                                 ----------        ---------          ---------
 End of year                                       $37,403          $50,596            $50,059
                                                 ==========        =========          =========

                                  (continued)

                        USTRAILS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (continued)



                                                     For the years ended June 30,
                                                  ---------------------------------
                                                      1996       1995       1994
                                                  ---------  ----------  ----------
 RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
 Net income (loss)                                   $1,837    ($11,923)   ($6,046)
                                                  ---------  ----------  ---------
 ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES-
 Depreciation                                         2,866       2,591      2,457
 Provision for doubtful accounts, net
  of adjustments                                     (4,122)       (434)     2,121
 Cost of sales                                          193         667        657
 Amortization of interest yield,
  collection costs and valuation
    allowance                                        (1,120)     (1,461)    (2,378)
 Amortization of debt discount and
  consent fees                                        4,565       5,060      4,136
 Gain on asset dispositions                          (4,038)       (658)    (5,544)
 Extraordinary gain on debt repurchases              (1,390)                  (671)
 Reversal of contingent liabilities                    (799)     (2,717)      (500)
 CEO bonus accrual                                    1,270
 Reduction of allowance for collection
  costs                                                            (540)
 Decrease (increase) in restricted cash              (1,283)       (404)       273
 Decrease in receivables                             11,721      16,322     26,513
 Decrease (increase) in other assets                   (747)         29       (455)
 Increase (decrease) in other
  liabilities                                        (3,354)       (633)     1,059
 Minority interest                                                             325
 Reversal of accrued resort disposition
  costs                                                                     (3,135)
 Losses charged against accrued resort
  disposition costs                                                           (618)
 Provision for loss on carrying value
  of assets                                                                  1,113
 Other, net                                              (2)        (12)       (66)
                                                  ---------  ----------  ---------
 Total adjustments                                    3,760      17,810     25,287
                                                  ---------  ----------  ---------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                           $5,597      $5,887    $19,241
                                                  =========  ==========  =========


The accompanying notes are an integral part of these consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF FINANCIAL STATEMENT PRESENTATION

USTrails Inc. and its subsidiaries (the "Company") own and operate a system of 58 membership-based campgrounds located in 19 states and British Columbia, Canada. In addition, the Company manages timeshare facilities and owns certain real estate at eight full service resorts located in seven states and owns and operates the resort amenities at one of these locations. The Company also provides a reciprocal use program for members of approximately 320 recreational facilities. The campground segment represents the most significant portion of the Company's business comprising 83% of the Company's operating revenues in fiscal 1996. The full service resort and reciprocal use segments provide the remaining 17%. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, and management fees, guest fees and other fees and revenues received from the campground and resort operations.

The accompanying consolidated financial statements include the accounts of USTrails Inc. ("UST") and the following wholly owned subsidiaries: National American Corporation and its subsidiaries ("NACO"), Thousand Trails, Inc. and its subsidiaries ("Trails"), Shorewood Corporation, which does business as Resort Parks International ("RPI"), and UST Wilderness Management Corporation ("Wilderness Management"). On June 30, 1991, the Company acquired 100% of the capital stock of NACO and 69% of the capital stock of Trails. On June 3, 1992, the Company increased its ownership in Trails to 80% through a tender offer. On March 29, 1994, the Company acquired the remaining 20% of the capital stock of Trails in a merger. On July 16, 1996, Trails was merged into the Company. The acquisitions of NACO and Trails were accounted for as a purchase with the purchase price being allocated to the assets acquired and liabilities assumed based on their estimated fair value on the date of acquisition. RPI became a direct subsidiary of the Company effective September 10, 1992, prior to which it was a wholly owned subsidiary of NACO. Wilderness Management commenced operations in January 1994.

The Company emerged from proceedings under Chapter 11 of the Bankruptcy Code on December 31, 1991, pursuant to a confirmed plan of reorganization (see Notes 6 and 9). Due to the Company's emergence from bankruptcy, "fresh start reporting," as required by AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," was reflected as of December 31, 1991 in the Company's consolidated financial statements. Under fresh start reporting, a new reporting entity was created and assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of reorganization.

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the years ended June 30, 1996, 1995 and 1994.

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying consolidated balance sheets include a pro forma balance sheet prepared as if the Restructuring completed on July 17, 1996 (see Note 6) occurred on June 30, 1996. The pro forma presentation has been included as an integral part of the Company's consolidated financial statements due to the significance of the Restructuring on the Company's financial condition.

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not adopted the principles of this statement within the accompanying consolidated financial statements; however, it is not anticipated that it will have a material effect on the carrying value of the Company's long-lived assets.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Pronouncement Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided whether it will adopt SFAS No. 123, but does not anticipate that the implementation of SFAS No. 123, if adopted, would have a material adverse impact on the Company's financial position or results of operations.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
- -------------------
Campground members are assessed annual dues which are used to fund campground maintenance and operations, member services and general and administrative expenses. Certain membership contracts provide for an annual adjustment of dues to reflect increases in the Consumer Price Index. Other membership contracts provide for an annual adjustment not greater than 10% or the percentage increase in the Consumer Price Index. Annual dues are recognized as revenue ratably over 12 months and are recorded net of an allowance to provide for uncollectible amounts. Dues paid in advance are deferred as unearned revenue.

Campground membership sales include contracts that give purchasers the right to use one or more of the Company's campgrounds and undivided interests that give purchasers an undivided fractional interest in certain campground facilities. Resort interest sales include interval ownerships ("timeshares") that give purchasers exclusive use of fully furnished vacation homes in weekly intervals and fee simple ownership of lots located at the resorts. Sales revenue is recognized upon execution of a sales contract and receipt of a down payment of at least 10% of the sales price. Under the Company's current sales program, the majority of campground membership and resort interest sales are not financed.

Cash and Cash Equivalents
- -------------------------
The Company considers demand accounts and short-term investments with maturities of nine months or less when purchased to be cash equivalents.

Restricted Cash
- ---------------
Restricted cash generally consists of deposits to collateralize performance bonds and letters of credit in the ordinary course of business.

Receivables
- -----------
Prior to June 30, 1991, the Company purchased contracts receivable from NACO, Trails and SoPac Resort Properties, Inc. ("SoPac"), a former affiliate (the "Selling Companies"). The Company recorded the contracts receivable at the Selling Company's carrying value net of a discount to reflect current market yield at the time of acquisition of NACO and Trails. Interest income is recognized on purchased contracts receivable based upon the effective yield at which they were purchased and on other contacts receivable at their stated rates based on the outstanding principal balances.

Allowance for Doubtful Accounts
- -------------------------------
The Company provides an allowance for future cancellations of contracts receivable. The allowance is based on management's estimate of future contract cancellations considering the Company's historical cancellation rates as well as other factors deemed relevant to the analysis. The allowance is reviewed on a periodic basis with changes in management's estimates recognized in the period known. The Company presently believes that the allowance for doubtful accounts is adequate. However, if cancellations occur at a different rate than is presently anticipated, it may be necessary for the Company to revise its estimates and increase or decrease the allowance, which would affect the Company's operating results and financial condition.

Allowance for Interest Discount
- -------------------------------
In connection with the acquisition of NACO and Trails, the Company recorded an allowance for interest discount to increase to 14.75% the weighted average yield on the contracts receivable then owned by NACO and Trails. The interest discount is being amortized using the effective interest method over the respective terms of the contracts.

Allowance for Collection Costs
- ------------------------------
In connection with the Company's acquisition of NACO and Trails and its emergence from bankruptcy, the Company recorded an allowance for future costs associated with the collection of the contracts receivable portfolio. The allowance is being amortized as a reduction to general and administrative expenses based on cash collected on the related portfolio.

Valuation Allowance
- -------------------
In connection with purchases of contracts receivable from third parties, the Company recorded a valuation allowance to record the contracts receivable at the purchase price. The allowance is being amortized as an increase to interest income over the respective terms of the contracts.

Campground and Resort Real Estate
- ---------------------------------
Campground and resort real estate, consisting of land and improvements and timeshare property, is recorded at the lower of cost or estimated net realizable value. Historically, campground properties were charged to cost of membership sales based on the relationship of memberships sold to total memberships which the Company estimates it will ultimately sell. Effective July 1, 1995, the Company made the decision to discontinue its practice of amortizing campground real estate by recording a cost of sales charge in connection with new campground membership sales. The Company will discontinue this practice as long as the number of membership cancellations exceeds the number of new memberships sold, and the Company's membership base continues to decline. Resort timeshare property is charged to cost of sales based on the value of a timeshare week sold in relation to total sellable weeks at the property.

Buildings, Equipment and Depreciation
- -------------------------------------
Buildings and equipment are recorded at cost. The costs of betterments and improvements which extend the useful life of the asset are capitalized whereas the costs of maintenance and repairs which do not extend the useful life of the asset are expensed in the period incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets which range from three to thirty years.

Consent Fees
- ------------
In fiscal 1994, to obtain an amendment of the Indenture for the Secured Notes, the Company paid aggregate cash consent fees of $1.6 million to the holders of the Secured Notes who consented to the amendment. The consent fees have been capitalized and, through fiscal 1996, were amortized on the effective interest method over the remaining term of the Secured Notes. The remaining unamortized balance of the consent fees was eliminated when the Secured Notes were retired in the Restructuring on July 17, 1996 (see Note 6).

Discount on Secured Notes
- -------------------------
In connection with the issuance of the Secured Notes, a discount was recorded to reduce the carrying value of the Secured Notes to their estimated fair value as of December 31, 1991, the fresh start reporting date. The discount resulted in an effective interest yield of 18% for the Secured Notes, and through fiscal 1996, was being amortized as additional interest expense using the effective interest method over the term of the Secured Notes. The remaining unamortized balance of this discount was eliminated when the Secured Notes were retired in the Restructuring on July 17, 1996 (see Note 6).

Income Taxes
- ------------
The Company recognizes certain revenues and expenses in periods which differ for tax and financial reporting purposes.

Net Income (Loss) Per Common Share
- ----------------------------------
Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding, as determined by the treasury stock method, whereby proceeds, if any, from the assumed exercise of common stock equivalents, would be used to purchase shares at current market prices. Net loss per common share is computed based on weighted average common shares outstanding only. Warrants outstanding as well as common stock equivalents that would be assumed outstanding are excluded from the net loss per common share computation as they would be anti-dilutive.

Foreign Currency Translation Adjustments
- ----------------------------------------
The Company translates the balance sheet of its Canadian subsidiary into US dollars at exchange rates in effect as of the balance sheet date. Profit and loss accounts are translated monthly at exchange rates in effect at that time.


NOTE 3 -- RESTRUCTURING COSTS

During the year ended June 30, 1996, the Company incurred $1.1 million of restructuring costs related to its efforts to restructure the Secured Notes, which are presented as restructuring costs in the accompanying consolidated statement of operations. The Company incurred approximately $1.0 million of additional costs in July 1996 in connection with the consummation of the Restructuring (see Note 6), which will be reflected as restructuring costs in fiscal 1997. In connection with the Restructuring, the Company also incurred $3.1 million of costs in connection with obtaining a credit facility with Foothill Capital Corporation, which will be capitalized as debt issue costs in fiscal 1997.

At June 30, 1994, the Company recorded $1.8 million of restructuring costs for severance pay and moving expenses related to relocating certain of its administrative functions to Dallas, Texas, which are included in restructuring costs in the accompanying consolidated statement of operations. Of this $1.8 million, $203,000 was spent in fiscal 1994 and $1.6 million was spent in fiscal 1995 and applied against the accrual. During fiscal 1995, the Company also incurred $922,000 of additional costs related to expanding its Dallas office and hiring and training new employees. $637,000 of these costs are included in restructuring costs in the accompanying consolidated statement of operations, and $285,000 of these costs were capitalized and are included in buildings and equipment in the accompanying consolidated balance sheets.

On March 29, 1994, the Company acquired the 20% of Trails' capital stock then held by public shareholders in a merger at a cost of $7.5 million including legal costs, and Trails became a wholly owned subsidiary of the Company. The Company incurred $463,000 in legal and financial advisory fees related to the merger which were reflected as restructuring costs in the accompanying consolidated statement of operations. In fiscal 1994, the Company also incurred $1.1 million in legal and other expenses related to an amendment of the Indenture for the Secured Notes. These costs are also included in restructuring costs in the accompanying consolidated statement of operations.


NOTE 4 -- RECEIVABLES

CONTRACTS RECEIVABLE

Contracts receivable are summarized as follows (dollars in thousands):

                                                     June 30,
                                          ------------------------------
                                              1996                1995
                                          -----------        -----------
Contracts receivable -
 Memberships/undivided interests              $18,689             $30,245
 Timeshares and lots                            2,440               4,931
                                          -----------        ------------
                                               21,129              35,176
Allowance for doubtful accounts                (6,290)            (13,806)
Allowance for interest discount                  (722)             (1,079)
Allowance for collection costs                   (778)             (1,291)
Valuation allowance                              (262)               (512)
                                          -----------        ------------
                                               13,077              18,488
Interest receivable                               142                 210
                                          -----------        ------------

                                              $13,219             $18,698
                                          ===========        ============

Contracts Receivable
- --------------------
Contracts receivable bear interest at rates which generally range from 9.5% to 16.0%, with a weighted average stated rate of 12.9% at June 30, 1996 and 1995. The net recorded value of the contracts receivable had a weighted average yield of approximately 13% at June 30, 1996 and 1995. The obligor's weighted average equity in the contracts receivable at June 30, 1996 and 1995, was 65% and 61%, respectively. As of June 30, 1996, approximately 95% of the Company's campground and resort members had paid for their membership or resort interest in ful l.

The Company has no obligation to refund moneys received or to provide further services to purchasers in the event a contract is canceled for the purchaser's nonperformance of contractual obligations. Contracts receivable related to undivided interests, lot sales and timeshare interests are secured by deeds of trust on the related real estate. The Company does not require campground members to provide collateral or other security for related contracts receivable.

Repurchase of Receivables From a Third Party
- --------------------------------------------
On March 22, 1995, the Company purchased $3.0 million of contracts receivable from a third party, effective as of June 30, 1994, for $1.6 million. The Company received contracts receivable with a gross balance of $2.0 million and $1.0 million in cash representing principal and interest collections on the contracts receivable from June 30, 1994 to March 22, 1995. The Company recorded the $2.0 million gross balance of the contracts receivable net of an allowance for doubtful accounts of $523,000 and a purchase price discount of $550,000.

These contracts receivable had previously been sold by NACO to the third party. In connection with this sale, a portion of the purchase price was withheld as a dealer holdback against which the purchaser could offset canceled and delinquent contracts receivable. As of March 22, 1995, the canceled and delinquent contracts receivable charged against the dealer holdback had consumed it and a deficiency of $2.7 million existed. Although the Company took the position that it was not liable for the deficiency based upon the terms of certain agreements and releases with the third party, the Company had recorded a contingent liability for the amount of the deficiency. When the Company repurchased the contracts receivable, this contingent liability was released. As a result, the Company reversed the $2.7 million recorded liability and included this amount in nonrecurring income in the accompanying consolidated statement of operations.

Allowance for Doubtful Accounts
- -------------------------------
In fiscal 1996, the Company reduced the allowance for doubtful accounts on the contracts receivable related to the campgrounds by $4.0 million. In addition, in fiscal 1996, 1995 and 1994, the Company reduced the allowance for doubtful accounts on the contracts receivable related to the resorts by $1.1 million, $457,000 and $887,000, respectively. These amounts are included in nonrecurring income in the accompanying consolidated statements of operations. These adjustments were made because the Company experienced lower contract losses than anticipated in fiscal 1996 and 1995, and with respect to the resort contracts receivable, in fiscal 1994. For the campground contracts receivable, in fiscal 1994, the Company increased the related allowance for doubtful accounts by $1.9 million to provide for additional future contract losses. This amount is included in nonrecurring expenses in the accompanying consolidated statement of operations. This adjustment was made because the cancellation rate on the campground contracts receivable had increased, and the Company had experienced higher contract losses than anticipated.

The allowance for doubtful accounts is an estimate of the contracts receivable that will cancel in the future and is determined based on historical cancellation rates and other factors deemed relevant to the analysis. The Company does not presently anticipate any further adjustments to the allowance for doubtful accounts on the contracts receivable related to either the campgrounds or full service resorts. However, the allowance and the rate at which the Company provides for future losses on its contracts receivable could be increased or decreased in the future based on the Company's actual collection experience.

Allowance for Interest Discount
- -------------------------------
The allowance for interest discount had a remaining balance of $722,000 and $1.1 million at June 30, 1996 and 1995, respectively. Amortization of the allowance for interest discount totaled $357,000, $486,000 and $846,000 for the years ended June 30, 1996, 1995 and 1994, respectively, which increased interest income.

Allowance for Collection Costs
- ------------------------------
The allowance for collection costs had a remaining balance of $778,000 and $1.3 million at June 30, 1996 and 1995, respectively. Amortization of the allowance for collection costs totaled $513,000, $854,000 and $1.5 million for the years ended June 30, 1996, 1995 and 1994, respectively, which decreased general and administrative expenses. In fiscal 1995, the Company reduced the allowance for future collection costs by $540,000 more than the normal accrual because the estimated future cost to collect the remaining contracts receivable was less than the amount anticipated when the allowance was recorded. This amount is included in nonrecurring income in the accompanying consolidated statement of operations.

Valuation Allowance
- -------------------
The valuation allowance had a balance of $262,000 and $512,000 at June 30, 1996 and 1995, respectively. Amortization of the valuation allowance totaled $250,000, $121,000 and $79,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

At June 30, 1996, scheduled future receipts on contracts receivable are as follows (dollars in thousands):

                   Memberships/
                    Undivided           Timeshares
                    Interests            and Lots           Total
                   ------------        -----------       -----------
     1997           $5,582               $1,199             $6,781
     1998            4,770                  670              5,440
     1999            4,041                  322              4,363
     2000            2,873                  154              3,027
     2001            1,207                   63              1,270
     Thereafter        216                   32                248
                   ------------        -----------       -----------
       Total       $18,689               $2,440            $21,129
                   ============        ===========       ===========

The Company operates 58 campgrounds located in 19 states and British Columbia, Canada. The largest volume of campground membership sales occurred at campgrounds located in California, and that is where the largest percentage of campground members reside (approximately 38%). As of June 30, 1996, the Company's contracts receivable from members who purchased memberships in the state of California totaled approximately $7.9 million.

MEMBERSHIP DUES RECEIVABLE

In fiscal 1996 and fiscal 1994, the Company increased the allowance for uncollectible dues by $1.0 million, related to certain aged dues accounts that were determined uncollectible in those years. These charges are included in nonrecurring expenses in the accompanying consolidated statements of operations.


NOTE 5 -- CAMPGROUND AND RESORT PROPERTIES

Campground properties consist of the following (dollars in thousands):

                                                          June 30,
                                             ----------------------------------
                                                 1996                  1995
                                             -------------        -------------
    Land held for sale                          $5,339                $6,287
    Land inventory                              13,468                15,331
    Property and equipment                      37,138                35,280
    Construction in progress                        67                 2,331
    Accumulated depreciation                   (10,336)               (7,902)
                                             -------------        -------------
                                               $45,676               $51,327
                                             =============        =============

Resort properties consist of the following (dollars in thousands):

                                                            June 30,
                                              -----------------------------------------
                                                    1996                      1995
                                              --------------           ----------------
Land held for sale                                 $1,482                    $2,054
Land, timeshare and lot inventory                   1,159                     1,352
Property and equipment                                311                     2,733
Construction in progress                               24                        97
Accumulated depreciation                              (74)                     (500)
                                              --------------           ----------------
                                                   $2,902                    $5,736
                                              ==============           ================

The campground and resort properties are encumbered by certain borrowings as described in Note 6.

The resort operations have historically generated operating losses. At June 30, 1992, the Company planned to dispose of four of the eight resorts and was pursuing discussions with potential purchasers for certain of these resorts. As a result, at June 30, 1992, the Company accrued $4.5 million for the estimated operating losses of the four resorts through the disposition period and the related disposition costs. Related resort losses of $618,000 were applied against this accrual during fiscal 1994. The Company determined subsequently that it was not feasible to sell entire resorts, and began to focus on the sale of individual resort assets. Since June 30, 1992, the Company has sold the common amenities at five resorts, the seven utility companies associated with the resorts, and certain other real estate holdings at the resorts for which it received total net cash proceeds of $12.9 million plus the purchasers' assumption of net obligations of the Company with an estimated cost of up to $1.6 million. The Company presently plans to dispose of the remaining resort assets over the next several years. However, no assurance exists that the Company will be able to locate a buyer for any of the remaining resort assets or that sales on acceptable terms can be effected.

In fiscal 1994, the Company reassessed the net realizable value of its resort assets and liabilities, and recorded a $1.1 million adjustment to reduce the carrying value of the net assets. This charge is included in nonrecurring expenses in the accompanying consolidated statement of operations, and consists of the following (in thousands):

  Timeshare inventory                               $438
  Receivables from timeshare
   associations                                      280
  Operating assets to be transferred to
   a timeshare association                            59
  Additional HUD-related improvements                 94
  Deferred maintenance and other costs               242
                                               -------------
                                                  $1,113
                                               =============

Based on the Company's disposition plan for the resorts and its assessment of the recoverability of the net resort assets, in fiscal 1994, the Company also reversed the remaining $3.1 million accrual for resort disposition costs. This amount is included in nonrecurring income in the accompanying consolidated statement of operations.

The Company believes that the continued operation of the resorts is critical to the collection of the contracts receivable generated from resort sales, which had a remaining balance of $2.4 million at June 30, 1996.

NOTE 6 -- LONG TERM DEBT

SECURED NOTES

In connection with its emergence from Chapter 11, on December 31, 1991, the Company issued $141.4 million of Secured Notes. On June 12, 1992, the Company issued $10.7 million of Additional Series Secured Notes in exchange for certain indebtedness of a subsidiary, resulting in a total of $152.1 million principal amount of Secured Notes outstanding. The Secured Notes were recorded net of a $30.2 million discount to yield an effective rate of 18%. During the years ended June 30, 1996, 1995 and 1994, $4.2 million, $4.6 million and $4.1 million, respectively, of this discount was amortized as additional interest expense.

The Secured Notes, including the additional series, bore interest at 12% per
annum, payable semi-annually on January 15 and July 15 of each year.   The
Indenture required the Company to redeem $18.6 million of principal amount of Secured Notes on each of July 15, 1995, 1996 and 1997, with the remaining unpaid principal due at maturity on July 15, 1998. The Secured Notes were secured by substantially all of the assets of the Company.

On June 30, 1996, the Company had outstanding $101,458,000 principal amount of Secured Notes which were retired in full on July 17, 1996 in the Restructuring (see "Secured Note Restructuring" below). Prior to the Restructuring, the Company had repurchased certain Secured Notes. On January 31, 1996, the Company repurchased $7.4 million principal amount of Secured Notes from unrelated sellers for $5.3 million, including accrued interest. The Company recognized a gain of $1.4 million on this transaction. On July 15, 1995, the Company made a mandatory redemption of $18.6 million principal amount of Secured Notes. On June 6, 1994, the Company repurchased $10.0 million principal amount of Secured Notes in a Dutch auction available to all Secured Noteholders, at a cost of $8.5 million, including accrued interest. The Company recognized a gain of $671,000 on this transaction. These gains have been presented as extraordinary items in the accompanying consolidated statements of operations. No taxes were provided as cancellation of debt income is not included in taxable income to the extent that the Company's liabilities exceeded the value of its assets immediately prior to the acquisition of the Secured Notes.

SECURED NOTE RESTRUCTURING

On July 17, 1996, the Company consummated a restructuring (the "Restructuring"), in which all of the $101,458,000 principal amount of Secured Notes were retired. In the Restructuring, the Company purchased $10,070,000 in aggregate principal amount of Secured Notes pursuant to a tender offer for $780 per $1,000 principal amount, and exchanged $81,790,000 in aggregate principal amount of Secured Notes pursuant to a private exchange offer for, in each case per $1,000 in principal amount: $400 in cash, $492 in principal amount of Senior Subordinated Pay-In-Kind Notes due 2003 ("PIK Notes") and 45 shares of Common Stock. The remaining $9,598,000 in aggregate principal amount of Secured Notes were redeemed at 100% of principal amount, plus accrued interest. In connection with the Restructuring, the Company obtained new senior secured financing through Foothill Capital Corporation ("Foothill").

The Restructuring was accounted for as a Troubled Debt Restructuring, whereby the restructured debt is recorded at the carrying value of the old debt (in the event that future expected cash payments are greater than the carrying amount of the old debt), and no gain or loss is recorded on the transaction. The $40,218,000 principal amount of PIK Notes issued in the exchange were recorded with a deferred gain of $303,000. This deferred gain will be amortized as a reduction of interest expense using the effective interest method over the term of the notes.

In addition to the $1.1 million of costs incurred by the Company during fiscal 1996 in connection with its efforts to restructure the Secured Notes (see Note
3), the Company incurred approximately $1.0 million of additional legal expenses and other direct costs in fiscal 1997 in connection with the completion of the Restructuring, which will be presented as restructuring costs in the Company's fiscal 1997 consolidated statement of operations.

Credit Agreement with Foothill
- ------------------------------
In the Restructuring, the Company entered into a new three-year credit agreement (the "Credit Agreement"), dated as of July 10, 1996, with Foothill, under which Foothill made term loans to the Company totaling $13.0 million, and agreed to make revolving loans to the Company in the maximum amount of $25.0 million, provided that the aggregate borrowings under the Credit Agreement at any one time may not exceed $35.0 million. A total of $32.0 million was drawn under the Credit Agreement at closing of the Restructuring. As of September 12, 1996, the total borrowings outstanding under the Credit Agreement were $22.3 million, and the amount available for borrowing under the revolving portion of the Credit Agreement was $12.7 million.

The borrowings under the Credit Agreement bear interest at a rate which will provide Foothill an internal rate of return of 14.5% over the term of the Credit Agreement. Interest is payable monthly at the prime rate plus 2 3/4 percentage points (with a minimum rate of 9% per annum), with any additional interest required to fulfill Foothill's internal rate of return requirement payable upon the termination of the Credit Agreement. The Company does not anticipate that the amount of this residual interest payment will be material, due primarily to $570,000 of prepaid interest paid to Foothill at the closing of the Credit Agreement.

The Company must use all collections of principal and interest on the contracts receivable and all proceeds from asset sales to reduce borrowings under the Credit Agreement. In addition, the Company must make specified principal reductions on these borrowings over time based on a monthly calculation of eligible contracts receivable and an amortization schedule set forth in the agreement. The maximum amount of the revolving loan declines as these principal reductions are made. The remaining borrowings under the Credit Agreement must be paid in full on July 16, 1999. The Credit Agreement contains various restrictive covenants governing the Company, including certain financial covenants related to calculations, measured as of the end of each fiscal quarter, of (i) Earnings Before Interest, Taxes and Depreciation and Amortization, and (ii) Minimum Tangible Net Worth. The Credit Agreement prohibits the Company from borrowing from other sources in significant amounts except for equipment purchases.

The Company has granted liens on substantially all of its assets to secure its obligations under the Credit Agreement. The Company's subsidiaries other than an immaterial utility subsidiary have guaranteed the Company's obligations under the Credit Agreement and, subject to certain limitations, have granted liens on substantially all of their assets to secure their guarantees.

The Company incurred debt issue costs of $3.1 million, including $570,000 of prepaid interest, related to obtaining the Credit Agreement. These costs, which include legal costs, financial advisory fees and other direct costs of obtaining the loans, will be capitalized in the Company's fiscal 1997 consolidated balance sheet and amortized over the term of the Credit Agreement.

PIK Notes
- ---------
In the Restructuring, the Company issued $40,218,000 principal amount of Senior Subordinated Pay-In-Kind Notes due 2003 which mature on July 15, 2003. The PIK Notes bear interest at (i) 17 1/2% per annum through January 15, 1998 (the "Initial Period"), and (ii) 12% per annum thereafter. Upon issuance, the holders of the PIK Notes were paid prepaid interest in the amount of $40.59 per $1,000 of principal amount (the "Prepaid Interest") representing the incremental 5 1/2% per annum of interest during the Initial Period. With the exception of the Prepaid Interest, interest on the PIK Notes will be paid semiannually on January 15 and July 15 and is payable in the form of additional PIK Notes (the "Secondary Notes") as long as borrowings remain outstanding under the Credit Agreement. After the borrowings under the Credit Agreement are repaid in full, the Company has the option to issue Secondary Notes in lieu of cash payment of interest through July 15, 2000. After July 15, 2000, interest on the PIK Notes will be paid in cash.

The Indenture for the PIK Notes provides holders of PIK Notes with the right to have their notes repurchased at 101% of principal amount, plus interest, in the event of a Change of Control (as defined). The Indenture also requires the Company to apply certain asset sale proceeds to the retirement of the PIK Notes in certain circumstances, subject to the rights of Foothill to repayment in connection with asset sales. The Indenture does not contain financial covenants, but it does prohibit the Company from borrowing from other sources in significant amounts except for the Credit Agreement with Foothill, a $10.0 million replacement working capital facility, and equipment purchases.

The PIK Notes were guaranteed by the Company's subsidiaries other than an immaterial utility subsidiary, and are presently unsecured. However, upon payment in full of all of the Company's obligations under the Credit Agreement, the PIK Notes will be secured by the same assets as then secure the Credit Agreement other than cash and cash equivalents and other assets required to secure any refinancing or replacement of the borrowings provided by the Credit Agreement for working capital purposes. This replacement credit facility may be secured by substantially all of the assets of the Company and its subsidiaries other than certain excluded assets, provided it does not exceed $10.0 million in principal amount.

NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (dollars in thousands):

                                                    June 30,
                                        -------------------------------
                                           1996                 1995
                                        -------------       -----------
Real estate mortgages, interest payable
 at fixed rates ranging from 7.0% to
 17.3% due through May 2012                  $867              $4,538
Note payable with interest at
 escalating rates ranging from 8.9% to
 10.4%, semi-annual payments due
 through February 2008                        235                 215
                                        -------------       -----------

                                           $1,102              $4,753
                                        =============       ===========

Real estate mortgages totaling $2.5 million were eliminated in connection with the abandonment of two operating campgrounds in the Fall of 1995.

BALANCE SHEET PRESENTATION

Balance sheet presentation of the current and long term components of the Company's outstanding debt is reflected below, as of June 30, 1996 and 1995, and on a pro forma basis as if the Restructuring had occurred on June 30, 1996 (dollars in thousands):

                                                   June 30,                    Pro Forma
                                      ------------------------------
                                          1996              1995             June 30, 1996
                                      ------------      ------------       -----------------
                                                                       |        (unaudited)
                                                                       |
CURRENT PORTION OF LONG TERM                                           |
 DEBT :                                                                |
Secured Notes, net of discount                                         |
 of $7.1 million and $.2 million         $28,264          $18,398      |
Borrowings under Credit Agreement                                      |              $6,435
Notes and mortgages payable                  266            3,537      |                 266
                                      ------------  ----------------   |    -----------------
                                                                       |
                                         $28,530          $21,935      |              $6,701
                                      ============  ================   |    =================
LONG TERM DEBT:                                                        |
Secured Notes, net of discount                                         |
 of $11.7 million in 1995                $66,086          $97,092      |
Borrowings under Credit Agreement                                      |             $25,565
PIK Notes, including deferred gain                                     |
 of $.3 million                                                        |              40,521
Notes and mortgages payable                  836            1,216      |                 836
                                      ------------  ----------------   |    -----------------
                                                                       |
                                         $66,922          $98,308      |             $66,922
                                      ============  ================   |    =================
                                                                       |
Total long term debt                     $95,452         $120,243      |             $73,623
                                      ============  ================   |    =================

The following table presents scheduled maturities of the principal amount of the Company's outstanding debt as of June 30, 1996, and a pro forma description of scheduled maturities of the Company's restructured debt as if the Restructuring had occurred on June 30, 1996 (dollars in thousands):

                                                                 Pro Forma
                   Year ending                   June 30,         June 30,
                    June 30,                       1996             1996
            -------------------------------    ------------     ------------
                                                              |
                                                              |   (unaudited)
                                                              |
            1997                                  $18,865     |      $6,701
            1998                                   18,673     |       7,874
            1999                                   64,341     |       9,381
            2000                                      187     |       8,652
            2001                                       94     |          94
            Thereafter                                400     |      40,618
                                               ------------   |  ------------
                                                  102,560     |      73,320
            Adjustment for                                    |
            deferred gain (discount)               (7,108)    |         303
                                               ------------   |  ------------
                                                  $95,452     |     $73,623
                                               ============   |  ============

NOTE 7 -- INCOME TAXES

The Company and its subsidiaries have entered into tax sharing agreements, pursuant to which they file federal income tax returns on a consolidated basis and allocate tax benefits and liabilities as provided in the agreements. The agreements generally provide that a subsidiary will reimburse or be reimbursed by the Company in an amount equal to 100% (80% for Trails through March 29, 1994) of any tax amounts that would have been due or refundable, calculated as if the subsidiary were a stand-alone taxpayer.

The differences, expressed as a percentage of pretax loss, between statutory and effective federal income tax rates are as follows:

                                                 For the years ended June 30,
                                          ------------------------------------------
                                             1996           1995            1994
                                          -----------    -----------     -----------
     Statutory tax rate                      (34.0)%        (34.0)%         (34.0)%
     Provision for state income taxes          2.2            2.2             7.6
     Unrecordable net operating loss          34.0           34.0            34.0
                                          ------------   -----------     -----------
     Effective tax rate                        2.2%           2.2%            7.6%
                                          ============   ===========     ===========

At June 30, 1996, the Company also had a net operating tax loss carryforward of $54.5 million, expiring in years 2007 through 2011.

Components of deferred income taxes are as follows (dollars in thousands):

                                                   June 30,
                                      -----------------------------------
                                           1996                 1995
                                      --------------       --------------
DEFERRED TAX LIABILITIES:
  Property Basis Differences               ($2,658)          ($2,316)
  Purchase Discount Amortization              (342)             (532)
  Secured Note Discount                                       (3,983)
  Bad Debt Provision                        (1,956)             (198)
                                      --------------       --------------
                                            (4,956)           (7,029)
                                      --------------       --------------
DEFERRED TAX ASSETS:
  Secured Note Offering Costs and
   Consent Fee Amortization                    305               619
  Deferred Gain on Secured Notes             1,231
  Unpaid Expenses                            4,387             3,924
  Restructuring Costs                        1,936             1,229
  Deferred Revenue                             536               480
  Net Operating Loss                        19,917            18,648
  Other                                        516               469
                                      --------------       --------------
                                            28,828            25,369
                                      --------------       --------------

Net Deferred Tax Asset                      23,872            18,340
  Valuation Account                        (23,872)          (18,340)
                                      --------------       --------------
Net Deferred Tax Asset                          $0                $0
                                      ==============       ==============

SFAS No. 109, which provides guidance on reporting for income taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has recorded a valuation allowance for the amount by which deferred tax assets exceed deferred liabilities and, as a result, the Company has not recorded any liability or asset for deferred taxes as of June 30, 1996 or 1995.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Lease Commitments
- -----------------
The Company leases equipment and facilities under non-cancelable operating leases with terms in excess of one year. At June 30, 1996, the Company's future obligations under non-cancelable operating leases were as follows (dollars in thousands):

                             Year ending
                               June 30,                    Amount
                            ------------               ------------
                                1997                         $773
                                1998                          307
                                1999                          162
                                2000                          129
                                2001                          120

Accrued Construction Costs
- --------------------------
At June 30, 1996, the Company had a recorded liability of $3.2 million for amounts necessary to complete certain improvements at the resorts as provided in registration statements filed with the US Department of Housing and Urban Development. The costs of such improvements are based upon engineering estimates and are classified as a current liability in the accompanying consolidated balance sheets.

CONTINGENCIES

Self Insurance
- --------------
During the year ended June 30, 1994, the Company began to self-insure general liability losses up to $250,000 per occurrence, with an annual aggregate of $2.8 million. As of June 30, 1996, the Company had insurance policies which provided excess coverage up to $27.0 million per occurrence and aggregate. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks of $1.6 million at June 30, 1996 and 1995, which is included in other liabilities in the accompanying consolidated balance sheets. This liability is determined based on actuarial estimates.

Workers' Compensation Insurance
- -------------------------------
In fiscal 1996, the Company improved its method of determining workers' compensation premiums, whereby it no longer records the cost of such premiums based on estimates that are subject to potential audit adjustments at year end. As a result, in fiscal 1996, the Company reversed its recorded contingent liability related to workers' compensation premium audits. The $799,000 reversal amount is included in nonrecurring income in the accompanying consolidated statement of operations.

CEO Bonus Accrual and Stock Options
- -----------------------------------
The employment agreement between the Company and its Chief Executive Officer ("CEO") provided that the CEO would receive a one-time bonus equal to between 4% and 6% of the amount by which the enterprise value of the Company (including the value of its debt and equity) exceeded $75.0 million at the time he elected to receive the bonus. The bonus would have been adversely affected by the consummation of the Restructuring. As a result, on June 29, 1996, the CEO exercised his right to receive the bonus. The CEO is entitled to $1,270,589, of which $952,927 was paid on July 9, 1996. The additional $317,662 will be payable on May 11, 1997, provided that the CEO is employed by the Company on that date. The Company has obtained an irrevocable standby letter of credit on which the CEO may draw this bonus if the Company fails to pay the bonus after receiving a request from the CEO. A $1.5 million cash deposit securing this letter of credit is included in restricted cash in the Company's consolidated balance sheet at June 30, 1996. The amount of the cash deposit was subsequently reduced to $317,662. The Company accrued the entire amount of the bonus at June 30, 1996, which is included in nonrecurring expenses in the Company's consolidated statement of operations.

Upon consummation of the Restructuring, the Company's CEO was granted, subject to stockholder approval, options to purchase 664,495 shares of Common Stock at $0.69 per share. If approved, the options will be immediately exercisable for a period of ten years while the CEO is in the employ of the Company, subject to certain exceptions. The exercise of the options, however, will be subject to restrictions so as to prevent an "ownership change" for federal tax purposes.

Declining Membership Base
- -------------------------
The Company derives a significant portion of its ongoing operating revenue from its campground members (83% in fiscal 1996). The Company's membership base has declined from 167,000 at December 31, 1991 to 128,000 at June 30, 1996 (23%),
and the membership base is expected to decline further in fiscal 1997. The Company attributes this continuing decline principally to its aging membership base, of whom approximately 50% are senior citizens. The Company must significantly increase its campground membership sales over current levels in order to stop the continuing decline in the Company's membership base. As a result, the success of the Company's business strategy over the long term will be dependent upon the Company being able to market new memberships in sufficient numbers on a cost-effective basis.

Environmental Issues
- --------------------
Certain environmental issues may exist at some of the Company's campgrounds and resorts concerning underground storage tanks, sewage treatment plants and septic systems, and waste disposal. Management has reviewed these issues and believes that they will not have a material adverse impact on the Company's operations or financial position.

Litigation
- ----------
Oregon and California Attorneys General Matters.  During fiscal 1994, the
- -----------------------------------------------
Attorneys General of Oregon and California threatened to commence lawsuits against the Company as a result of its practice of charging a cancellation fee in connection with the cancellation of paid-in-full memberships. The Attorneys General alleged that paid-in-full memberships may be terminated by the member at any time by simply giving notice to the Company, and that it is an unlawful trade practice for the Company to insist upon payment of a cancellation fee. In September 1994, the Company agreed to change its practice and no longer require a cancellation fee. The Company has entered into an Assurance of Voluntary Compliance with the Oregon Attorney General regarding its cancellation policy. The Company has also entered into a Stipulated Judgment with the California Attorney General regarding its cancellation policy, and also agreed to refund certain amounts to members.

During fiscal 1996, the California Attorney General also threatened to commence a lawsuit against the Company as a result of its closure of two campgrounds in California during the Fall of 1995. The Attorney General alleged that the Company failed to provide a comparable substitute campground as required by California law. The Stipulated Judgment discussed above also covers this matter and provides that the Company will make certain benefits available, and/or refund certain amounts to, affected members. Management does not believe that the resolution of these matters will have a material adverse impact on the Company's operations or financial position.

Johnnie Lacy v. Thousands Trails, Inc., Civil Action No C-96 004411, filed
- -------------------------------------
February 1, 1996, in the United States District Court for the Northern District of California. In this action, which purports to be a class action, the plaintiff alleges that the Company has failed to comply with the Americans with Disabilities Act and related California statutes with respect to certain of its campgrounds. The plaintiff alleges that the Company has failed to remove barriers to access by persons with disabilities where such barrier removal is readily achievable. The plaintiff seeks unspecified damages and injunctive relief. Although this case is still in the early stages of development, management does not believe that it will have a material adverse impact on the Company's operations or financial position.

The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company's operations or financial position.


NOTE 9 -- STOCKHOLDERS' EQUITY (DEFICIT)

In connection with its emergence from Chapter 11, the Company issued 3,703,726 shares of Common Stock (including shares issued in lieu of issuing Secured Notes in denominations of less than $1,000, of which 220 such shares were issued in fiscal 1994). As discussed in Note 6, a total of 3,680,550 additional shares of Common Stock were issued in the Restructuring on July 17, 1996.

In connection with the Restructuring, the Company's by-laws were amended to subject all new issuances of Common Stock, including the shares of Common Stock issued as part of the Restructuring, to transfer restrictions designed to minimize the likelihood of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition, the former Secured Noteholders who participated in the exchange portion of the Restructuring voluntarily subjected their previously owned shares of Common Stock to these transfer restrictions. As a result, approximately 85% of the Common Stock outstanding after the completion of the Restructuring is subject to these transfer restrictions, which are designed to help assure that the Company's substantial net operating loss carryforwards ("NOLs"), which totaled $54.5 million at June 30, 1996, will continue to be available to offset future taxable income. Section 382 of the Code limits the use of NOLs and other tax benefits by a company that has undergone an ownership change.

The Company's Restated Articles of Incorporation provide for the issuance of 15,000,000 shares of Common Stock, par value of $.01 per share. In addition, the Company's Restated Articles of Incorporation provide for the issuance of 1,500,000 shares of preferred stock, par value $.01 per share, none of which have been issued to date.

In connection with its emergence from Chapter 11, the Company issued warrants to acquire up to 194,521 shares of Common Stock at $4.24 per share. These warrants expire on June 30, 1999. In June 1992, the Company issued warrants to acquire 290,314 shares of Common Stock at $4.24 per share. These warrants expire on June 30, 1999. In March 1994, the Company issued warrants to acquire 10,087 shares of Common Stock at $1.625 per share. These warrants expire on March 31, 1999. To date, none of these warrants have been exercised. The Company has also granted stock options to key employees and non-employee directors (see Note 13).

Since inception, the Company has not paid any dividends. The Indenture for the Secured Notes, which was discharged in the Restructuring on July 17, 1996, prohibited the Company from paying any cash dividends on the Common Stock until the Secured Notes were repaid. In addition, the Credit Agreement with Foothill prohibits the payment of any cash dividends on the Common Stock without the consent of Foothill until the borrowings under the Credit Agreement are repaid, and the Indenture for the PIK Notes prohibits the payment of any cash dividends on the Common Stock until the PIK Notes are repaid.

NOTE 10 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by SFAS No. 95 "Statement of Cash Flows" are presented below for the year ended June 30, 1996 (dollars in thousands):

                                                        1996
                                                  -------------

Abandonment of two operating
 campgrounds and elimination of related
 nonrecourse obligations (see Note 6)                  $2,518



The Company did not have any non-cash investing or financing activities during the years ended June 30, 1995 or 1994.


NOTE 11 -- SUPPLEMENTAL EARNINGS PER SHARE INFORMATION

As discussed in Note 9, 3,680,550 additional shares of Common Stock were issued in the Restructuring on July 17, 1996. The following earnings per share data reflects the pro forma effect of the issuance of these shares as if the additional shares had been issued as of the beginning of each period presented (shares in thousands):

                                                 Pro Forma
                                            Year Ended June 30,
                                       ----------------------------
                                         1996      1995      1994
                                       --------  --------  --------
PRIMARY AND FULLY DILUTED NET INCOME
(LOSS) PER SHARE:
    Income (loss) before extraordinary
     item                                 $.06   ($1.61)    ($.91)
    Extraordinary item                     .19                .09
                                       --------  --------  --------
Net Income (Loss)                          .25   ($1.61)    ($.82)
                                       ========  ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                              7,383    7,383     7,383
                                       ========  ========  ========

NOTE 12 -- DISCLOSURES ABOUT FAIR VALUE OF
           FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires an entity to disclose the estimated fair value of its financial instrument assets and liabilities. Significant estimates and present value calculations were used by the Company for purposes of this disclosure. The estimated fair values of the Company's financial instruments at June 30, 1996 and 1995, and on a pro forma basis as if the Restructuring had occurred as of June 30, 1996, are as follows (dollars in thousands):


                                                                                          Pro Forma
                                       June 30, 1996            June 30, 1995           June 30, 1996
                                    -------------------    ----------------------  | ---------------------
                                     Carrying     Fair     Carrying        Fair    |  Carrying      Fair
                                      Amount     Value      Amount        Value    |   Amount      Value
                                    ----------   ------    ---------    ---------  | ----------  ---------
                                                                                   |     (unaudited)
                                                                                   |
FINANCIAL ASSETS:                                                                  |
Cash and Cash Equivalents                                                          |
                                      $37,403   $37,403    $ 50,596       $50,596  | $ 9,618      $ 9,618
                                                                                   |
Restricted Cash                         2,912     2,912       1,629         1,629  |   2,912        2,912
                                                                                   |
Contracts Receivable                   21,271                35,386                |  21,271
Less: allowance and discounts          (8,052)              (16,688)               |  (8,052)
                                    ----------             ---------               | ----------
                                       13,219    13,600      18,698        21,000  |  13,219       13,600
                                                                                   |
                                                                                   |
FINANCIAL LIABILITIES:                                                             |
Secured Notes, net of discount                                                     |
                                       94,350    80,743     115,490        93,000  |
                                                                                   |
Borrowings under Credit Agreement                                                  |
                                                                                   |  32,000       32,000
                                                                                   |
PIK Notes                                                                          |  40,521       30,365
                                                                                   |
Notes and Mortgages Payable                                                        |
                                        1,102     1,000       4,753         5,000  |   1,102        1,000
                                                                                   |

The following methods and assumptions were used to estimate the fair value of each class of the Company's financial instruments at June 30, 1996 and 1995, for which it is practical to estimate that value.

Cash and Cash Equivalents, Restricted Cash and Borrowings under Credit Agreement
- --------------------------------------------------------------------------------
The carrying amount approximates fair value because of the short maturity of these instruments.

Contracts Receivable
- --------------------
The fair value of contracts receivable is estimated by discounting the future cash flows using the current rates at which the Company estimates a similar loan portfolio would be purchased by a willing third party, after considering risk factors regarding collectibility and future collection costs.

Secured Notes
- -------------
The fair value of the Secured Notes is estimated using (i) $18.6 million for the mandatory redemption of Secured Notes due on July 15, 1996, and for the balance,
(ii) quoted market
prices for the Company's securities at the balance sheet date. These quoted prices may not represent actual transactions.

PIK Notes
- ---------
The PIK Notes were issued in a private transaction and, as a result, there is no public trading market for the PIK Notes. As of September 12, 1996, management was not aware of any transaction involving the PIK Notes. For purposes of SFAS No. 107, management estimates that the fair value of the PIK Notes is 75.5% of face value. This estimate is based on information obtained from holders of the PIK Notes who believe that, if a public trading market for the PIK Notes existed, trades could be anticipated at approximately 75% to 76% of face value.

Notes and Mortgages Payable
- ---------------------------
The fair value of notes and mortgages payable is estimated based on the borrowing rates currently available for bank loans with similar terms and average maturities.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. Additionally, lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated values.


NOTE 13 -- EMPLOYEE BENEFITS

EMPLOYEE STOCK PLANS

In connection with its emergence from Chapter 11, the Company adopted the 1991 Employee Stock Incentive Plan (the "1991 Employee Plan") to enable the Company and its subsidiaries to attract, retain, and motivate their officers, employees, and directors. Awards under the 1991 Employee Plan may take various forms, including (i) shares of Common Stock, (ii) options to acquire shares of Common Stock ("Options"), (iii) securities convertible into shares of Common Stock,
(iv) stock appreciation rights, (v) phantom stock, or (vi) performance units. Options granted under the 1991 Employee Plan may be (i) incentive stock options ("ISOs"), which have certain tax benefits and restrictions, or (ii) non-qualified stock options ("Non-qualified Options"), which do not have any tax benefits and have few restrictions.

The Compensation Committee of the Board of Directors (the "Compensation Committee") may grant awards under the 1991 Employee Plan until December 30, 2001. The recipient of an award duly granted on or prior to such date may thereafter exercise or settle it in accordance with its terms, although the Company may not issue any shares of Common Stock pursuant to any award after December 30, 2011.

The Board of Directors may amend or terminate the 1991 Employee Plan at any time and in any manner, provided that (i) an amendment or termination may not affect an award previously granted without the recipient's consent, and (ii) an amendment will not be effective until the stockholders approve it if any national securities exchange or securities association that lists any of the Company's securities requires stockholder approval or if Rule 16b-3 requires stockholder approval.

The Company reserved 291,780 shares of Common Stock for issuance under the 1991 Employee Plan. Set forth below is a summary of awards made under the 1991 Employee Plan for the years ended June 30, 1996, 1995 and 1994, and awards outstanding as of the end of those years:

                                                           Years ended June 30,
                                                 ---------------------------------------
                                                    1996           1995          1994
                                                 ----------     -----------    ---------
ISOs outstanding, beginning of year                 246,000       285,000       285,000
  ISOs granted                                      160,000
  ISOs canceled                                    (246,000)      (39,000)
  ISOs exercised
                                                 -----------    -----------    ---------
ISOs outstanding, end of year                       160,000       246,000       285,000
                                                 ===========    ===========    =========
ISOs exercisable, end of year                        20,000       246,000       232,667
                                                 ===========    ===========    =========
Shares available for grant, end of year             131,780        45,780         6,780
                                                 ===========    ===========    =========

The 285,000 ISOs outstanding at the beginning of fiscal 1994 were granted to key employees in fiscal 1993 with an exercise price of $2.50 per share. Of these 285,000 ISOs, 39,000 and 151,000 were canceled in fiscal 1995 and fiscal 1996, respectively, as a result of employees leaving the Company, and the remaining 95,000 were canceled in fiscal 1996 in connection with the grant of replacement options issued under the 1993 Stock Option and Restricted Stock Purchase Plan as discussed below. The 160,000 ISOs granted in fiscal 1996 include 140,000 ISOs granted to key employees in September 1995 with an exercise price of $.625 per share and 20,000 Non-Qualified Options granted to non-employee directors in January 1996 with an exercise price of $.81 per share. The ISOs granted to key employees in September 1995 have a three-year vesting schedule, and the ISOs granted to directors in January 1996 were fully vested on the date of grant. To date, none of these options have been exercised.

On December 2, 1993, the Company adopted the 1993 Stock Option and Restricted Stock Purchase Plan (the "1993 Employee Plan") in order to enable the Company and its subsidiaries to attract, retain, and motivate their officers and employees. Awards under the 1993 Employee Plan are restricted to (i) awards of the right to purchase shares of Common Stock ("Stock Awards"), or (ii) awards of Options, which may be either ISOs or Non-Qualified Options. The purchase price for any Stock Awards and the exercise price for any Non-Qualified Options may be less than the fair market value of the Common Stock on the date of grant. The exercise price of any ISOs may not be less than the fair market value of the Common Stock on the date of grant.

The Compensation Committee may grant awards under the 1993 Employee Plan until October 20, 2003. The termination of the 1993 Employee Plan, however, will not alter or impair any rights or obligations under any award previously granted under the plan.

The Board of Directors may amend or terminate the 1993 Employee Plan at any time and in any manner, provided that (i) an amendment or termination may not affect an award previously granted without the recipient's consent, (ii) an amendment will not be effective until the stockholders approve it if any national securities exchange or securities association that lists any of the Company's securities requires stockholder approval or if Rule 16b-3 requires stockholder approval, and (iii) the stockholders must approve any amendment decreasing the minimum exercise price specified in the plan for any ISO granted thereunder.

The Company reserved 285,919 shares of Common Stock for issuance under the 1993 Employee Plan. The 1993 Employee Plan limits the number of shares of Common Stock with respect to which awards can be made in any calendar year to any one participant to 200,000 shares. In May 1996, the Company granted 95,000 ISOs under the 1993 Employee Plan at an exercise price of $.59 per share, contingent upon the termination of an equal number of ISOs granted under the 1991 Employee Plan at an exercise price of $2.50 per share. The ISOs granted in May 1996 were fully vested on the date of grant. To date, none of these ISOs have been exercised.

DIRECTOR STOCK OPTION PLAN

On December 2, 1993, the Company adopted the 1993 Director Stock Option Plan (the "Director Plan"), which provides for the grant of Non-Qualified Options to non-employee directors of the Company. The Company reserved 50,000 shares of Common Stock for issuance under the Director Plan, all of which were issued as Non-Qualified Options to the non-employee directors of the Company, 25,000 in fiscal 1994 with an exercise price of $2.75 per share and 25,000 in fiscal 1995 with an exercise price of $0.79 per share. As of June 30, 1996, these options were fully vested and none had been exercised.

The Director Plan is designed to be a "formula plan," pursuant to which each non-employee director will automatically received a grant of Non-Qualified Options to purchase 5,000 shares of Common Stock on the day immediately after each annual meeting of the stockholders at which directors are elected, beginning with the annual meeting held in December 1993. The exercise price of each Non-Qualified Option is required to be equal to the fair market value on the date of grant of such Option as determined under the Director Plan. Generally, the Director Plan specifies that such fair market value is the average trading price of the Common Stock during the period beginning 45 days before the date of grant and ending 15 days before the date of grant.

FLEXIBLE BENEFITS PLAN TRUST FUND

Effective July 1, 1992, the Company established a trust to fund the Company's employee benefit plans (the "Trust Fund"). The benefit plans include the Company's medical plan, dental plan, disability plan, life insurance plan, and accidental death and dismemberment plan, and any other employee welfare benefit plan permissible under Section 3(1) of the Employee Retirement Income Security Act of 1974. The Company has adopted a flexible benefits plan established pursuant to Section 125 of the Code to furnish eligible employees with a choice of receiving cash or certain statutory taxable or non-taxable benefits under the above benefit plans.

The Company from time-to-time makes contributions to the Trust Fund, which are irrevocable. Trust assets may not revert to or inure to the benefit of the Company. Neither the Company, administrator, nor trustee is responsible for the adequacy of the Trust Fund.

While the trustee has virtual plenary authority to manage and invest trust assets, the trustee is required to use trust assets and income exclusively to provide benefits under the plans and to defray reasonable expenses of administering the plans.

EMPLOYEES SAVINGS TRUST

Effective July 1, 1994, the Company adopted the USTrails Inc. Employees Savings Trust for the purpose of establishing a contributory employee savings plan exempt under Section 401(k) of the Code. An eligible employee participating in this plan may contribute up to 10% of his or her annual salary, subject to certain limitations. In addition, the Company may make discretionary matching contributions as determined annually by the Company. The Company made matching contributions totaling $205,000 for the year ended June 30, 1996, and has committed to make matching contributions for the year ended June 30, 1997, in an amount equal to 45% of the voluntary contributions made by each participant, up to 4% of the participant's annual compensation (or a maximum of 1.8% of the participant's annual compensation). Employer contributions are subject to a seven-year vesting schedule.

NOTE 14 -- INDUSTRY SEGMENT INFORMATION

The Company's operations are classified into two business segments: campgrounds and resorts. Operations within the campground segment include (i) the sale of memberships which entitle the member to use certain campground facilities, (ii) the sale of undivided interests related to fee simple sales of interests in campground facilities, (iii) net revenues earned from the reciprocal use program conducted by RPI, (iv) net revenues earned from operations at the campgrounds, and (v) net fees earned from the management of campgrounds owned by third parties. The Company's resort business includes operations at eight full service resorts which primarily consist of the sale of timeshare interests in fully furnished vacation homes, management of the timeshare facilities, and the sale of lots at certain resorts. In addition, the Company operates the common amenities at one resort. The Company plans to dispose of the remaining material resort assets over the next several years.

Operating earnings by business segment are defined as membership dues and other operating revenue less operating expenses. Sales are separately identified. Income and expenses not allocated to business segments include interest income, interest expense, corporate administrative costs, and other income and expenses.

Identifiable assets are those assets used exclusively in the operations of each business segment. Separate information regarding Canadian operations is not presented as revenues and identifiable assets related to the Canadian operations for the periods presented are less than 10% of the related consolidated amounts.

The following table shows sales, operating earnings (loss), and other financial information by industry segment for the years ended June 30, 1996, 1995 and 1994 (in thousands):

                                                       Year ended June 30, 1996
                                                       ------------------------
                                                                  Corporate and
                                      Campgrounds     Resorts         Other         Consolidated
                                    --------------- ----------- ----------------- ----------------
Operating revenues                        $59,816      $6,975                            $66,791
Sales                                       2,630       1,357                              3,987
Operating earnings (loss)                  12,638          35          ($12,185)             488
Identifiable assets                        65,076       4,705            39,973          109,754
Depreciation                                2,209         123               534            2,866
Capital expenditures                          621         366                35            1,022

                                                       Year ended June 30, 1995
                                                       ------------------------
                                                                  Corporate and
                                      Campground      Resorts         Other         Consolidated
                                    --------------- ----------- ----------------- ----------------
Operating revenues                        $61,431      $8,095                           $69,526
Sales                                       1,780       2,448                             4,228
Operating earnings (loss)                   6,474         418          ($18,560)        (11,668)
Identifiable assets                        74,933       9,012            51,941         135,886
Depreciation                                1,940         165               486           2,591
Capital expenditures                        3,984         998               750           5,732

                                                       Year ended June 30, 1994
                                                       ------------------------
                                                                  Corporate and
                                      Campgrounds     Resorts         Other         Consolidated
                                    --------------- ----------- ----------------- ----------------
Operating revenues                        $62,015      $9,995                           $72,010
Sales                                       1,457       2,518                             3,975
Operating earnings (loss)                   9,143         393           ($15,503)        (5,967)
Identifiable assets                        83,041      12,227             52,896        148,164
Depreciation                                1,853         218                386          2,457
Capital expenditures                        2,174       1,553                821          4,548

NOTE 15 -- INDEMNIFICATION ARRANGEMENTS

Under its Articles of Incorporation, the Company must indemnify its present and former directors and officers for the damages and expenses that they incur in connection with threatened or pending actions, suits or proceedings arising because of their status as directors and officers, provided that they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of the Company (or with respect to any criminal action or proceeding, provided that they had no reasonable cause to believe that their conduct was unlawful). In connection with this indemnification obligation, the Company has entered into indemnification agreements with its directors and officers.

The Company must advance funds to these individuals to enable them to defend any such threatened or pending action, suit or proceeding. The Company cannot release such funds, however, until it receives an undertaking by or on behalf of the requesting individual to repay the amount if a court of competent jurisdiction ultimately determines that such individual is not entitled to indemnification. In connection with this obligation, the Company and Trails established trusts (the "Indemnification Trusts") that will reimburse their present and former directors and officers for any indemnifiable damages and expenses that they incur and that will advance to them defense funds. In 1991, the Company and Trails contributed $500,000 and $300,000, respectively, to the Indemnification Trusts. Pursuant to the trust agreements, interest on the trust estates will become part of the trust estates. The Indemnification Trusts will terminate on the earlier of (i) the execution by a majority of the beneficiaries of a written instrument terminating the trusts, (ii) the exhaustion of the entire trust estates or (iii) the expiration of ten years from the establishment of the trusts. The Indemnification Trusts may not terminate, however, if there is pending or threatened litigation with respect to a claim by a beneficiary against the Indemnification Trusts, until (i) a final judgment in such proceeding, (ii) the execution and delivery of a statement by such beneficiary that assertion of a threatened claim is unlikely or (iii) the expiration of all applicable statutes of limitations. The Company possesses a residuary interest in the trust estates upon termination of the Indemnification Trusts. NACO also has indemnification obligations to its directors and officers. In connection therewith, NACO contributed $200,000 to a trust. This trust will reimburse NACO directors and certain officers for any indemnifiable damages and expenses that they incur and will advance defense funds to them.

The trust assets, which totaled $1.3 million at June 30, 1996, are included in other assets in the accompanying consolidated balance sheets.

NOTE 16 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following financial statements present the Company's condensed consolidating balance sheets as of June 30, 1996 and 1995, and the Company's condensed consolidating statements of operations and cash flows for the years ended June 30, 1996, 1995 and 1994. RPI was acquired by the Company from NACO on September 10, 1992, prior to which RPI was owned by NACO. As a result, RPI's results of operations and financial position as of and for the years presented, have been reflected in a separate column. Wilderness Management commenced operations in January 1994. Since the assets and operations of Wilderness Management are not material, its results of operations and financial position as of and for the years presented have been combined with the balances of RPI for purposes of the following presentation.

These condensed consolidating financial statements are presented to provide additional analysis of, and should be read in conjunction with, the consolidated financial statements of the Company.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1996
                            (dollars in thousands)

                                                                                  RPI AND          ELIMI-
                                                USTRAILS   TRAILS      NACO    WILDERNESS(E)      NATIONS        TOTAL
                                               ---------- ---------  -------- --------------- --------------- ------------
ASSETS
CURRENT ASSETS --
  Cash and cash equivalents                      $37,298                 $16          $89                        $37,403
  Current portion of receivables, net              1,921    $2,108       375                     ($134)a           4,270
  Accounts and dues receivable, net                            211       311                                         522
  Other current assets                             2,032    22,571     1,687        5,388      (27,006)b           4,672
                                               ---------- ---------  -------- --------------- --------------- ------------
  Total current assets                            41,251    24,890     2,389        5,477      (27,140)           46,867
  Receivables, net                                 2,252     5,713     1,203                      (219)a           8,949
  Notes receivable from affiliates                29,417                                       (29,417)c
  Real estate and property, net                      104    22,364    26,030           80                         48,578
  Investment in subsidiaries                      21,081                                       (21,081)d
  Other assets                                     2,420     1,503     1,238          199        5,360
                                               ---------- ---------  -------- --------------- --------------- ------------
  Total assets                                   $96,525   $54,470   $30,860       $5,756     ($77,857)         $109,754
                                              =========== ========= ========= =============== =============== ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES --
  Accounts payable and accrued liabilities        $6,077    $7,969   $4,486          $753       ($1,309)a,b      $17,976
  Due to affiliates                               23,748              1,571           378       (25,697)b
  Current portion of long-term debt               28,264       232       34                                       28,530
  Accrued construction costs                                          3,154                                        3,154
  Deferred membership dues revenue                          10,782    5,641         1,176                         17,599
                                               ---------- --------- --------- -------------- -------------- ------------
  Total current liabilities                       58,089    18,983   14,886         2,307       (27,006)          67,259
  Notes payable to parent                                        1   29,416                     (29,417)c
  Long term debt                                  66,086       346      490                                       66,922
  Other liabilities                                  353     1,554    2,010                        (353)           3,564
                                               ---------- --------- --------- -------------- -------------- ------------
  Total liabilities                              124,528    20,884   46,802         2,307       (56,776)         137,745
                                               ---------- --------- --------- -------------- -------------- ------------
STOCKHOLDERS' EQUITY (DEFICIT)                   (28,003)   33,586  (15,942)        3,449       (21,081)         (27,991)
TOTAL LIABILITIES AND STOCKHOLDERS'            ---------- --------- --------- -------------- -------------- ------------
   EQUITY (DEFICIT)                              $96,525   $54,470  $30,860        $5,756      ($77,857)        $109,754
                                               ========== ========= ========= ============== ============== ============

     a       Entry to eliminate the dealer holdback liability to subsidiaries.
     b       Entry to eliminate other intercompany accounts.
     c       Entry to eliminate intercompany debt and related interest.
     d       Entry to record subsidiaries' results on a consolidated basis.
     e       Includes Wilderness Management assets of $325,000.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1995
                            (dollars in thousands)

                                                                                          RPI AND          ELIMI-
                                              USTRAILS      TRAILS          NACO       WILDERNESS(E)       NATIONS         TOTAL
                                            -----------  ------------    -----------   ------------    --------------    -----------
ASSETS
CURRENT ASSETS --
  Cash and cash equivalents                   $49,267          $435           $852           $42                          $50,596
  Current portion of receivables, net           4,364         2,801            155                        ($1,944)a         5,376
  Accounts and dues receivable, net                           1,834          1,183                                          3,017
  Other current assets                            634        10,128          1,023         3,801          (13,233)b         2,353
                                            -----------  ------------    -----------   ------------    --------------    -----------
  Total current assets                         54,265        15,198          3,213         3,843          (15,177)         61,342
  Receivables, net                              5,287         8,722            167                           (854)a        13,322
  Notes receivable from affiliates             33,504                                                     (33,504)c
  Real estate and property, net                   169        26,193         30,597           104                           57,063
  Investment in subsidiaries                   11,827                                                     (11,827)d
  Other assets                                  2,029         1,047            872           211                            4,159
                                            -----------  ------------    -----------   ------------    --------------   ------------
  Total assets                               $107,081       $51,160        $34,849        $4,158         ($61,362)       $135,886
                                            ===========  ============    ===========   ============    ==============   ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
  (DEFICIT)
CURRENT LIABILITIES --
  Accounts payable and accrued liabilities     $9,298        $5,968         $5,230          $695          ($2,303)a,b     $18,888
  Due to affiliates                            11,279                        1,238           357          (12,874)b
  Current portion of long-term debt            18,398         2,520          1,017                                         21,935
  Current portion of accrued construction
   costs                                                                     3,454                                          3,454
  Deferred membership dues revenue                           10,938          6,637         1,047                           18,622
                                            -----------  ------------    -----------   ------------    --------------   ------------
  Total current liabilities                    38,975        19,426         17,576         2,099          (15,177)         62,899
  Notes payable to parent                                         1         33,503                        (33,504)c
  Long term debt                               97,092           838            378                                         98,308
  Other liabilities                               854         1,906          2,594                           (854)a         4,500
                                            -----------  ------------    -----------   ------------    --------------   ------------
  Total liabilities                           136,921        22,171         54,051         2,099          (49,535)        165,707
                                            -----------  ------------    -----------   ------------    --------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)                (29,840)       28,989        (19,202)        2,059          (11,827)        (29,821)
                                            -----------  ------------    -----------   ------------    --------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                            $107,081       $51,160        $34,849        $4,158         ($61,362)       $135,886
                                            ===========  ============    ===========   ============    ==============   ============

     a       Entry to eliminate the dealer holdback liability to subsidiaries.
     b       Entry to eliminate other intercompany accounts.
     c       Entry to eliminate intercompany debt and related interest.
     d       Entry to record subsidiaries' results on a consolidated basis.
     e       Includes Wilderness Management assets of $325,000.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1996
                             (dollars in thousands)

                                                                          RPI  AND         ELIMI-
                                          USTRAILS    TRAILS     NACO    WILDERNESS(D)    NATIONS       TOTAL
                                        ----------- ---------- -------- ---------------- ---------- --------------
REVENUES
Membership dues and other
 campground/resort revenue                           $34,911   $26,481            $820                   $62,212
Membership and real estate sales                       2,028     1,959                                     3,987
Interest income                             $6,445     3,446     1,219             267    ($4,621)a        6,756
Income from subsidiaries                     9,254                                         (9,254)c
Other income                                    66     4,669    10,977           4,585     (1,256)b       19,041
                                        ----------- ---------- -------- ---------------- ----------- -------------
        Total Revenue                       15,765    45,054    40,636           5,672    (15,131)        91,996
                                        ----------- ---------- -------- ---------------- ----------- -------------
EXPENSES
 Campground/resort operating expenses                 25,647    23,865             796                    50,308
 Selling and marketing                                 3,652     1,715                                     5,367
 Interest expense                           17,346       146     4,822                     (4,621)a       17,693
 General and administrative                  1,604     3,813     6,312                     (1,256)b,c     10,473
 Restructuring costs                         1,124                                                         1,124
 Other expenses                                        3,721       585           2,237                     6,543
                                       ----------- ---------- -------- ---------------- ----------- -------------
        Total Expenses                      20,074    36,979    37,299           3,033     (5,877)        91,508
                                       ----------- ---------- -------- ---------------- ----------- -------------
 Operating income (loss)                    (4,309)    8,075     3,337           2,639     (9,254)           488
 Income tax (provision) benefit              4,756    (3,471)      (77)         (1,249)                      (41)
 Extraordinary gain                          1,390                                                         1,390
                                       ----------- ---------- -------- ---------------- ----------- -------------
 Net Income (Loss)                          $1,837    $4,604    $3,260          $1,390    ($9,254)        $1,837
                                       =========== ========== ======== ================ =========== =============

     a       Entry to eliminate intercompany interest.
     b       Entry to record subsidiaries' results on a consolidated basis.
     c       Entry to eliminate servicing fee income earned on affiliate receivable portfolios.
     d       Includes Wilderness Management revenues and expenses of $826,000 and $796,000, respectively.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1995
                             (dollars in thousands)

                                                                                  RPI  AND          ELIMI-
                                           USTRAILS       TRAILS       NACO      WILDERNESS(D)      NATIONS          TOTAL
                                         ------------   ----------  ---------  ----------------   ------------  ---------------
REVENUES
  Membership dues and other
   campground/resort revenue                            $36,261     $28,385          $554            ($519)a        $64,681
  Membership and real estate sales                        1,102       3,126                                           4,228
  Interest income                            $8,509       3,961       1,698           188           (4,421)b          9,935
  Other income                                  660       1,891       7,155         4,845           (1,849)a         12,702
                                         ------------   ----------  ---------  ----------------   ------------  ---------------
        Total Revenue                         9,169      43,215      40,364         5,587           (6,789)          91,546
                                         ------------   ----------  ---------  ----------------   ------------  ---------------
EXPENSES
 Campground/resort operating
   expenses                                              29,789      27,214           613             (519)a,c       57,097
 Selling and marketing                                    3,371       3,000                                           6,371
 Interest expense                            20,370         449       4,562                         (4,421)b         20,960
 General and administrative                   2,239       4,777       6,951                         (1,849)a,c       12,118
 Restructuring costs                            124         308         205                                             637
 Loss from subsidiaries                         926                                                   (926)c
 Other expenses                                           2,231       1,074         2,726                             6,031
                                         ------------   ----------  ---------  ----------------   ------------  ---------------
        Total Expenses                       23,659      40,925      43,006         3,339           (7,715)         103,214
                                         ------------   ----------  ---------  ----------------   ------------  ---------------
 Operating income (loss)                    (14,490)      2,290      (2,642)        2,248              926          (11,668)
 Income tax (provision) benefit               2,567      (1,656)        (38)       (1,128)                             (255)
                                         ------------   ----------  ---------  ----------------   ------------  ---------------
 Net Income (Loss)                         ($11,923)       $634     ($2,680)       $1,120             $926         ($11,923)
                                         ============   ==========  =========  ================   ============  ===============

     a Entry to eliminate servicing fee income earned on affiliate receivable portfolios.
     b    Entry to eliminate intercompany interest.
     c    Entry to record subsidiaries' results on a consolidated basis.
     d Includes Wilderness Management revenues and expenses of $554,000 and $613,000, respectively.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JUNE 30, 1994
                            (dollars in thousands)

                                                                                        RPI  AND        ELIMI-
                                           USTRAILS        TRAILS          NACO       WILDERNESS(D)    NATIONS            TOTAL
                                        -------------   ------------   ------------   ------------  -------------    --------------
REVENUES
  Membership dues and other
   campground/resort revenue                               $36,873        $30,153          $153         ($455)a           $66,724
  Membership and real estate sales                             978          2,997                                           3,975
  Interest income                           $10,039          4,899          2,409                      (5,145)b            12,202
  Income from subsidiaries                    4,414                                                    (4,414)c
  Other income                                   38          4,219         10,636         5,286        (2,158)a            18,021
                                        -------------   ------------   ------------  ------------   -------------    --------------
        Total Revenue                        14,491         46,969         46,195         5,439       (12,172)            100,922
                                        -------------   ------------   ------------  ------------   -------------    --------------

EXPENSES
 Campground/resort operating expenses                       28,210         27,644           270          (455)a,c          55,669
 Selling and marketing                                       1,752          2,429                                           4,181
 Interest expense                            20,624          1,426          4,541                      (5,145)b            21,446
 General and administrative                   2,784          5,077          6,700                      (2,158)a,c          12,403
 Restructuring costs                          1,101          1,285            927                                           3,313
 Other expenses                                              6,037            785         3,055                             9,877
                                        -------------   ------------   ------------  ------------   -------------    --------------
        Total Expenses                       24,509         43,787         43,026         3,325        (7,758)            106,889
                                        -------------   ------------   ------------  ------------   -------------    --------------

Operating income (loss)                     (10,018)         3,182          3,169         2,114        (4,414)             (5,967)
Income tax (provision) benefit                3,301         (2,051)          (374)       (1,301)                             (425)
Minority interest                                                                                        (325)c              (325)
                                        -------------   ------------   ------------  ------------   -------------    --------------
Net income (loss) before extraordinary
 item                                        (6,717)         1,131          2,795           813        (4,739)             (6,717)
Extraordinary gain                              671                                                                           671
                                        -------------   ------------   ------------  ------------   -------------    --------------
Net Income (Loss)                           ($6,046)        $1,131         $2,795          $813       ($4,739)            ($6,046)
                                        =============   ============   ============  ============   =============    ==============

     a Entry to eliminate servicing fee income earned on affiliate receivable portfolios.
     b    Entry to eliminate intercompany interest.
     c Entry to record subsidiaries' results on a consolidated basis and reflect minority interest.
     d Includes Wilderness Management revenues and expenses of $153,000 and $270,000, respectively.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1996
                             (dollars in thousands)

                                                                                                  RPI AND
                                                    USTRAILS         TRAILS          NACO        WILDERNESS        TOTAL
                                                  -----------      ----------     ----------   --------------    ---------
OPERATING ACTIVITIES:
 Collections of receivables                          $5,306           $5,106         $1,839                        $12,251
 Interest received                                    1,577            3,446            912           $267           6,202
 Interest paid                                      (14,174)            (146)          (225)                       (14,545)
 Intercompany interest                                4,621                          (4,621)
 Receipts from sales and operations                      66           39,329         32,084          5,530          77,009
 Management fees, net                                  (597)           3,561         (2,964)
 Refund of excess dealer holdback                    (1,925)             496          1,429
 Deposit for Letter of Credit                        (1,500)                                                        (1,500)
 Expenditures for:
  Property operations                                                (24,467)       (22,121)        (3,039)        (49,627)
  Sales and marketing                                                 (3,649)        (1,721)                        (5,370)
  General and administrative                         (2,065)          (7,466)        (4,296)                       (13,827)
  Insurance premiums                                   (155)          (2,836)        (2,185)                        (5,176)
  Income tax refund (payment)                         4,756           (3,471)           (77)        (1,249)            (41)
 Other, net                                            (851)           1,069              3                            221
                                                  -----------      ----------     ----------   --------------    ---------
Net operating activities                             (4,941)          10,972         (1,943)         1,509           5,597
                                                  -----------      ----------     ----------   --------------    ---------

INVESTING ACTIVITIES:
 Capital and HUD-related expenditures                                   (155)          (851)           (16)         (1,022)
 Proceeds from the sale of assets                         3              308          6,916             12           7,239
                                                  -----------      ----------     ----------   --------------    ---------
Net investing activities                                  3              153          6,065             (4)          6,217
                                                  -----------      ----------     ----------   --------------    ---------

FINANCING ACTIVITIES:
 Mandatory redemption of Secured Notes              (18,599)                                                       (18,599)
 Repurchase of Secured Notes                         (5,275)                                                        (5,275)
 Repayments of intercompany debt, net                 4,087                          (4,087)
 Advances to parent                                  12,756          (11,298)                       (1,458)
 Repayments of notes payable                                            (262)          (871)                        (1,133)
                                                  -----------      ----------     ----------   --------------    ---------
 Net financing activities                            (7,031)         (11,560)        (4,958)        (1,458)        (25,007)
                                                  -----------      ----------     ----------   --------------    ---------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                        (11,969)            (435)          (836)            47         (13,193)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                   49,267              435            852             42          50,596
                                                  ----------       ----------     ----------   --------------    ---------
 End of year                                        $37,298               $0            $16            $89         $37,403
                                                  ==========       ==========     ==========   ==============    =========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1995
                             (dollars in thousands)

                                                                                      RPI AND
                                            USTRAILS       TRAILS         NACO       WILDERNESS          TOTAL
                                           ----------    ----------   ----------    ------------       ----------
OPERATING ACTIVITIES:
 Collections of receivables                   $8,133        $6,550       $1,995                          $16,678
 Interest received                             4,020         3,969        1,281                            9,270
 Interest paid                               (15,290)         (440)        (143)                         (15,873)
 Intercompany interest                         4,421            (9)      (4,412)
 Receipts from sales and operations               37        39,370       36,181         $5,679            81,267
 Management fees, net                           (331)        2,788       (2,457)
 Refund of excess dealer holdback             (1,729)                     1,729
 Expenditures for:
  Property operations                                      (27,316)     (25,855)        (3,597)          (56,768)
  Sales and marketing                                       (2,723)      (2,922)                          (5,645)
  General and administrative                  (2,640)       (9,703)      (5,890)                         (18,233)
  Insurance premiums                            (217)       (2,484)      (1,830)           (22)           (4,553)
  Income tax refund (payment)                  2,795        (1,840)         (62)        (1,149)             (256)
 Other, net                                      (33)         (756)       1,009           (220)
                                           ----------    ----------   ----------    ------------       ----------
Net operating activities                        (834)        7,406       (1,376)           691             5,887
                                           ----------    ----------   ----------    ------------       ----------

INVESTING ACTIVITIES:
 Capital and HUD-related expenditures            (30)       (2,765)      (2,885)           (52)           (5,732)
 Proceeds from the sale of assets                  9            91        1,032                            1,132
                                           ----------    ----------   ----------    ------------       ----------
Net investing activities                         (21)       (2,674)      (1,853)           (52)           (4,600)
                                           ----------    ----------   ----------    ------------       ----------

FINANCING ACTIVITIES:
 Repayments of intercompany debt, net         (3,425)                     3,425
 Advances to parent                            4,588        (4,106)         161           (643)
 Repayments of notes payable                                  (308)         (61)                            (369)
 Retirement of capital lease                                  (381)                                         (381)
                                           ----------    ----------   ----------    ------------       ----------
Net financing activities                       1,163        (4,795)       3,525           (643)             (750)
                                           ----------    ----------   ----------    ------------       ----------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     308           (63)         296             (4)              537


CASH AND CASH EQUIVALENTS:
 Beginning of year                            48,959           498          556             46            50,059
                                           ----------    ----------   ----------    ------------       ----------
 End of year                                 $49,267          $435         $852            $42           $50,596
                                           ==========    ==========   ==========    ============       ==========

              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED JUNE 30, 1994
                        (dollars in thousands)

                                                                                      RPI AND
                                            USTRAILS       TRAILS        NACO        WILDERNESS        TOTAL
                                           ----------    ----------    ---------    ------------    -----------
OPERATING ACTIVITIES:
 Collections of receivables                  $15,142       $8,374        $2,740                        $26,256
 Interest received                             4,738        4,087         1,391                         10,216
 Interest paid                               (16,961)        (628)         (209)                       (17,798)
 Intercompany interest                         5,152         (790)       (4,362)
 Receipts from sales and operations                        39,692        34,243         $5,495          79,430
 Management fees, net                           (981)       2,250        (1,269)
 Expenditures for:
   Property operations                                    (24,948)      (24,933)        (3,074)        (52,955)
   Sales and marketing                                     (2,907)       (1,306)                        (4,213)
   General and administrative                 (3,838)      (7,111)       (6,417)                       (17,366)
   Insurance premiums                            (14)      (2,350)       (2,647)            (2)         (5,013)
   Income tax refund (payment)                 4,410       (3,071)         (162)        (1,420)           (243)
 Other, net                                      240          109           578                            927
                                           ----------    ----------    ---------    ------------    -----------
Net operating activities                       7,888       12,707        (2,353)           999          19,241
                                           ----------    ----------    ---------    ------------    -----------

INVESTING ACTIVITIES:
 Capital and HUD-related expenditures           (140)      (1,450)       (2,927)           (31)         (4,548)
 Proceeds from the sale of assets                           4,167         6,227                         10,394
 Acquisition of remaining 20% minority
  interest in Trails                          (7,497)                                                   (7,497)
                                           ----------    ----------    ---------    ------------    -----------
Net investing activities                      (7,637)       2,717         3,300            (31)         (1,651)
                                           ----------    ----------    ---------    ------------    -----------

FINANCING ACTIVITIES:
 Repayments of intercompany debt, net         10,546      (10,168)         (378)
 Advances to parent                            4,699       (3,765)                        (934)
 Repayments of notes payable                               (1,480)         (800)                        (2,280)
 Repurchase of Secured Notes                  (8,000)                                                   (8,000)
 Payment of consent fees to Secured
  Noteholders                                 (1,610)                                                   (1,610)
                                           ----------    ----------    ---------    ------------    -----------
Net financing activities                       5,635      (15,413)       (1,178)          (934)        (11,890)
                                           ----------    ----------    ---------    ------------    -----------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS
                                               5,886           11          (231)            34           5,700


CASH AND CASH EQUIVALENTS:
 Beginning of year                            43,073          487           787             12          44,359
                                           ----------    ----------    ---------    ------------    -----------
 End of year                                 $48,959         $498          $556            $46         $50,059
                                           ==========    ==========    =========    ============    ===========

SCHEDULE II
                         USTRAILS INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

Description:
                                                  Balance at the                                    Balance at
Valuation and qualifying                            beginning of                                    the end of
 accounts deducted from assets     Year ended        the year         Additions      Deductions      the year
- -------------------------------    ----------     --------------     -----------    ------------   ------------
Allowance for doubtful accounts      6/30/96          $13,806              $24          $7,540 a        $6,290
                                     6/30/95           17,495              546 b         4,235          13,806
                                     6/30/94           26,710            1,122 c        10,337          17,495

Allowance for uncollectible dues     6/30/96           $4,008           $4,754 d        $4,096          $4,666
 receivable                          6/30/95            4,611            4,400           5,003           4,008
                                     6/30/94            4,045            4,050 d         3,484           4,611

Allowance for interest discount,     6/30/96           $2,882               $0          $1,120          $1,762
 collection costs and valuation      6/30/95            4,333              550 e         2,001 f         2,882
 discount                            6/30/94            6,711                0           2,378           4,333

Deferred tax valuation allowance     6/30/96          $18,340           $5,532              $0         $23,872
                                     6/30/95           15,548            2,792               0          18,340
                                     6/30/94            6,754            8,794               0          15,548

Other
- -----
Accrued resort disposition costs     6/30/94           $3,753               $0          $3,753 g            $0

a    Includes a reduction in the allowance for doubtful accounts of $5,146.
b    Includes an allowance for doubtful accounts of $523 recorded in connection with the repurchase of contracts receivable from a third party.
c    Includes an increase in the allowance for doubtful accounts of $1,000.
d    Includes a reduction in the allowance for uncollectible dues receivable of
      $1,000.
e    Represents a valuation allowance of $550 recorded in connection with the repurchase of contracts receivable from a third party.
f    Includes a reduction in the allowance for collection costs of $540.
g    Includes the reversal of accrued resort disposition costs of $3,135.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included under the captions "Proposal I - Election of Directors," "Board of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included under the caption "Executive Compensation" in the Registrant's definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included under the caption "Security Ownership" in the Registrant's definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included under the caption "Certain Transactions" in the Registrant's definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS

The following documents are filed as part of this Report:

     Report of Independent Public Accountants for the years ended June 30, 1996, 1995 and 1994.

     Consolidated Balance Sheets as of June 30, 1996 and 1995, and Pro Forma June 30, 1996, as if the Restructuring completed on July 17, 1996 had occurred on June 30, 1996.

     Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and 1994.

     Consolidated Statements of Stockholders' Deficit for the years ended June 30, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements.

     Schedule II    Valuation and Qualifying Accounts


(B)  EXHIBITS

The following documents are filed or incorporated by reference as exhibits to this report:

    Exhibit
    Number                                Description
   --------             ---------------------------------------------------
      2.1               Plan of Reorganization of the Company (which was
                        formerly known as NACO Finance Corporation), dated
                        October 15, 1991, as supplemented (incorporated by reference to Exhibit 2.1 to the Company's Annual
                        Report on Form 10-K for the year ended June 30, 1992).

      2.2 Exchange Agreement, dated as of June 11, 1992, between the Company and certain holders of Trails'
                        14 5/8% Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company's Current
                        Report on Form 8-K filed with the SEC on June 25, 1992).

      2.3               Agreement and Plan of Merger, dated as of August
                        2, 1993, among the Company, Trails Acquisition, Inc., and Trails, as amended (incorporated by reference to Exhibit (c)(1) to the Rule 13E-3 Transaction Statement on Schedule 13E-3 that the Company, Trails Acquisition, Inc., and Trails originally filed with the SEC on December 2, 1993).

       2.4              Offer to Purchase for Cash the Company's 12%
                        Secured Notes due 1998 and Additional Series 12% Secured Notes due 1998 by the Company, dated June
                        5, 1996 (the "Offer to Purchase") (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on June 7, 1996).

       2.5              Supplement to the Offer to Purchase, dated June 21,
                        1996.

       2.6 Private Placement Memorandum by the Company offering to exchange the Company's 12% Secured Notes due 1998 and Additional Series 12% Secured Notes due 1998 to certain holders of such notes, dated June 28, 1996 (the "Private Placement Memorandum").

       2.7 Letter of Transmittal pertaining to the transmittal of the Company's 12% Secured Notes Due 1998 and Additional Series 12% Secured Notes Due 1998 by certain holders of such notes pursuant to the exchange offer made by the Company in the Private Placement Memorandum.

       2.8              Supplement to the Private Placement Memorandum, dated
                        July 15, 1996.

       3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

       3.2 Amended and Restated By-Laws of the Company (as amended on July 15, 1996).

       4.1 Indenture, dated as of July 15, 1991, between the Company and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank, as Trustee (incorporated by reference to Exhibit T3C to the Company's Form T-3 No. 22-21449 filed with the SEC on November 19, 1991, as amended).

       4.2 First Supplemental Indenture, dated as of December 31, 1991, between the Company and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee (incorporated by reference to
                        Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

       4.3 Second Supplemental Indenture, dated as of June 12, 1992, between the Company and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee (incorporated by reference to
                        Exhibit 4.5 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 1992).

       4.4 Third Supplemental Indenture, dated as of May 20, 1993, between the Company and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.19 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

       4.5 Fourth Supplemental Indenture, dated as of September 13, 1993, between the Company and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on September 16, 1993).

       4.6 Fifth Supplemental Indenture, dated as of March 28, 1994, between the Company and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

       4.7 Sixth Supplemental Indenture, dated as of March 29, 1994, between the Company and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

       4.8 Seventh Supplemental Indenture, dated as of June 22, 1995, between the Company and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 1995).

       4.9 Guaranty, dated as of July 15, 1991, pursuant to which certain subsidiaries of the Company guaranteed the Secured Notes (incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

       4.10 Undertaking of Guaranty and Security Agreement, dated as of January 5, 1993, by ACI Campgrounds, Ltd. and Wilderness Management (formerly known as UST1 Inc.) (incorporated by reference to Exhibit 4.17 to the Company's Registration Statement No. 33-571261 on
                        Form S-2, originally filed with the SEC on January 15,
                        1993).

       4.11 Release From Guaranty, dated as of May 31, 1993, among certain subsidiaries of the Company and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.25 to the Company's Registration Statement No. 33-571261 on
                        Form S-2, originally filed with the SEC on January 15,
                        1993).

       4.12 First Supplement and Amendment to the Subsidiary Guaranty, dated as of March 29, 1994, among the debtors signatory thereto and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

       4.13 Security Agreement, dated as of July 15, 1991, pursuant to which certain subsidiaries of the Company granted the Trustee under the Indenture security interests in substantially all of their assets (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

       4.14 First Amendment to Security Agreement, dated as of June 12, 1992, among the debtors signatory thereto and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee (incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

       4.15 Second Supplement and Amendment to Security Agreement, dated as of May 20, 1993, among the debtors signatory thereto and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.20 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     4.16 Release under Indenture and Security Agreement, dated as of May 31, 1993, among the debtors signatory thereto and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.26 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     4.17 Third Supplement and Amendment to Security Agreement, dated as of March 29, 1994, among the debtors signatory thereto and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.18 Form of Mortgage, dated as of December 31, 1991, to grant liens to Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee, to secure the Company's obligations under the Indenture (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992), and schedule of documents substantially identical to the Form of Mortgage (incorporated by reference to Exhibit 4.21 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     4.19 Form of Collateral Transfer of Liens and Security Interests, dated as of December 31, 1991, transferring the liens securing certain indebtedness that NACO owes to the Company to the Trustee under the Indenture (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992), and schedule of documents substantially identical to the Form of Collateral Transfer of Liens and Security Interests (incorporated by reference to Exhibit 4.23 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     4.20 Form of Collateral Transfer of Liens and Security Interests, dated as of December 31, 1991, transferring the liens securing certain indebtedness that Trails owes to the Company to the Trustee under the Indenture and schedule of documents substantially identical to the form of Collateral Transfer of Liens and Security Interests (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.21 Form of Subordination Agreement, dated as of December 31, 1991, between the Company and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee, subordinating the security interests under the credit agreement between the Company and NACO to the security interests under the Indenture (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992), and schedule of documents substantially identical to the Form of Subordination Agreement (incorporated by reference to Exhibit 4.22 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15,
               1993).

     4.22 Form of Deed of Trust and Security Agreement (With Assignment of Rents and Leases and UCC Financing Statement for Fixture Filing) granting a beneficial security interest in certain property to Shawmut Bank Connecticut, National Association, as Trustee, to secure the performance of certain guarantees and schedule of substantially identical documents (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.23 Form of Subordination Agreement between the Company and Shawmut Bank Connecticut, National Association, as Trustee, subordinating the security interests under the credit agreement between the Company and Trails to the security interests under the Indenture and schedule of substantially identical documents (incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.24 Form of First Amendment to Deed of Trust and Security Agreement amending certain terms of a Deed of Trust and Security Agreement that previously granted a beneficial security interest in certain property to Shawmut Bank Connecticut, National Association, as Trustee, to secure the performance of certain guarantees and schedule of substantially identical documents (incorporated by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.25 Concentration Bank Agreement, dated as of December 27, 1991, among the Company, The Bank of California, N.A., and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.26 Amendment No. 1 to the Concentration Bank Agreement, dated as of March 28, 1994, among the Company, The Bank of California, N.A., and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.27 Collection Bank Agreement, dated as of December 31, 1991, between the Company, The Bank of California, N.A., and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee, and schedule of substantially identical documents (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.28 Amendment No. 1 to the Collection Bank Agreement, dated as of March 28, 1994, among the Company, The Bank of California, N.A., and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.29 Form of Reorganization Warrant Certificate to purchase shares of Common Stock and schedule of substantially identical warrants (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.30 Letter Agreement, dated March 19, 1993, between the Company and Carl Marks Strategic Investments, LP (incorporated by reference to Exhibit 4.18 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15,
               1993).

     4.31 Form of Warrant Certificate to purchase shares of Common Stock issued pursuant to the Exchange Agreement with certain holders of Trails' indebtedness (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 1992) and schedule of substantially identical warrants (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.32 Warrant Agency Agreement, dated as of March 2, 1994, between the Company and Shawmut Bank Connecticut, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.33 Registration Rights Agreement, dated as of December 31, 1991, regarding the Company's Secured Notes and other securities (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.34 Registration Rights Agreement, dated as of June 12, 1992, regarding the Company's Additional Series Secured Notes and the shares of Common Stock issuable upon the exercise of certain warrants (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed with the SEC on June 25, 1992.

     4.35 Indemnification Agreement, dated as of January 14, 1993, between the Company and the selling security holders under Registration Statement No. 33-571261 (incorporated by reference to Exhibit
               10.44 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     4.36 Indenture, dated as of July 17, 1996, among the Company, Fleet National Bank as Trustee, and certain other parties described therein, pertaining to the Company's Senior Subordinated Pay-In-Kind Notes Due 2003.

     4.37      Form of Senior Subordinated Pay-In-Kind Note Due 2003.

     4.38 Registration Rights Agreement, dated as of July 17, 1996, between the Company and Fleet National Bank as Trustee.

     10.1 Credit Agreement, dated as of December 31, 1991, between the Company and NACO (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.2 First Amendment to Credit Agreement, dated as of May 20, 1993, between the Company and NACO (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

     10.3 Second Amendment to Credit Agreement, dated as of November 10, 1994, between the Company and NACO (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

     10.4 Amended and Restated Promissory Note, dated as of November 10, 1994, pursuant to which the Company provides a $40,000,000 revolving credit facility to NACO (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

     10.5 Amended and Restated Promissory Note, dated as of November 10, 1994, pursuant to which the Company provided a $10,765,000 term loan to NACO (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended June 30,
               1995).

     10.6 Guaranty, dated as of December 31, 1991, pursuant to which the subsidiaries of NACO guaranteed certain amounts that NACO owes the Company (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22, 1993).

     10.7 Release From Guaranty, dated as of May 31, 1993, among certain subsidiaries of the Company, the Company, and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 10.56 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     10.8 Release under Credit Agreement and Security Agreement, dated as of May 31, 1993, among certain subsidiaries of the Company, the Company, and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 10.57 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     10.9 Security Agreement, dated as of December 31, 1991, pursuant to which NACO granted to the Company a security interest in substantially all of its personal and real property including the pledge of NACO's stock in its subsidiaries as required by the credit agreement between the Company and NACO (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.10 First Supplement and Amendment to Security Agreement, dated as of May 20, 1993, among NACO and certain of its subsidiaries, RPI, the Company, and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 10.53 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     10.11 Form of Mortgage from NACO and its subsidiaries to the Company pursuant to the credit agreement between the Company and NACO (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992), and schedule of documents substantially identical to the Form of Mortgage (incorporated by reference to Exhibit 10.55 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     10.12 Form of First Amendment to Mortgage from NACO and its subsidiaries to the Company amending certain terms of a Mortgage that previously granted a beneficial security interest in certain property to the Company pursuant to the credit agreement between the Company and NACO, and schedule of documents substantially identical to the Form of First Amendment to Mortgage (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

     10.13 Credit Agreement, dated as of December 31, 1991, between the Company and Trails (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.14 Amendment No. 1 to Credit Agreement, dated as of June 12, 1992, between the Company and Trails (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.15 Amended and Restated Revolving Credit Note, originally dated as of December 31, 1991, between the Company and Trails (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.16 Amended and Restated Guaranty, dated as of June 12, 1992, pursuant to which the subsidiaries of Trails guaranteed certain amounts that Trails owes the Company (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22,
               1993).

     10.17 Amended and Restated Security Agreement, originally dated as of December 31, 1991, between the Company and Trails (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.18 Form of Mortgage, as amended, from Trails and its subsidiaries to the Company pursuant to the credit agreement between the Company and Trails, and schedule of documents substantially identical to the Form of Mortgage (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.19 Loan and Security Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation.

     10.20 Secured Promissory Note (Account Note), dated July 10, 1996, between the Company and Foothill Capital Corporation.

     10.21 Secured Promissory Note (Term Note), dated July 10, 1996, between the Company and Foothill Capital Corporation.

     10.22 Form of Pledge and Security Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation, and schedule of documents substantially identical to the form of Pledge and Security Agreement.

     10.23 Form of Mortgage, dated as of July 10, 1996, to grant liens to Foothill Capital Corporation to secure the Company's obligations under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Mortgage.

     10.24 Form of Assignment of Indebtedness and Mortgage, dated as of July 10, 1996, transferring the liens securing certain indebtedness that NACO owes to the Company to Foothill Capital Corporation under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Assignment of Indebtedness and Mortgage.

     10.25 Form of Subordination Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation, subordinating the security interests under the credit agreement between the Company and NACO to the security interests under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Subordination Agreement.

     10.26 The Company's 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.27 The Company's 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22, 1993).

     10.28 The Company's 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22, 1993).

     10.29 Employment Agreement, dated as of May 11, 1995, between the Company and William J. Shaw, and related Standby Letter of Credit, dated September 22, 1995, issued by The Bank of California, N.A., for the benefit of Mr. Shaw, and Letter, dated September 20, 1995, from The Wyatt Company, regarding Mr. Shaw's Employment Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

     10.30 Letter dated June 29, 1996, from William J. Shaw to the Company, regarding Mr. Shaw's election to receive the Enterprise Bonus payable under his Employment Agreement, and Letter, dated July 8, 1996, from Deloitte & Touche LLP, regarding the computation of the amount of the Enterprise Bonus payable to Mr. Shaw under his Employment Agreement.

     10.31 Amended and Restated Employment Agreement, dated as of September 10, 1992, among NACO, Trails, RPI, and William F. Dawson (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993), and Letter, dated December 1, 1995, from RPI to William F. Dawson, regarding certain compensation arrangements (incorporated by reference to Exhibit 10.4 to the Company's Quarterly on From 10-Q for the quarter ended December 31, 1995).

     10.32 Amended and Restated Employment Agreement, dated as of December 2, 1992, among the Company, NACO, Trails, and Walter B. Jaccard (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
               1992), and amendment dated November 15, 1994 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995), and amendment dated December 7, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

     10.33 Amended and Restated Employment Agreement, dated as of October 21, 1993, between the Company and Harry J. White, Jr. (incorporated by reference to Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1993), and amendment dated December 7, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

     10.34 Employment Agreement, dated as of August 31, 1995, between the Company and R. Gerald Gelinas (incorporated by reference to
               Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

     10.35 Indemnification Agreement, dated as of February 18, 1992, between the Company and Andrew Boas (incorporated by reference to Exhibit
               10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992), and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit
               10.33 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

     10.36 Indemnification Agreement, dated as of September 1, 1995, between Trails and William J. Shaw, and schedule of substantially identical Indemnification Agreements.

     10.37 Indemnification Agreement, dated as of September 1, 1995, between NACO and William J. Shaw, and schedule of substantially identical Indemnification Agreements.

     10.38 Indemnification Agreement, dated as of May 8, 1991, between the Company and Donald W. Hair, and schedule of substantially identical Indemnification Agreements.

     10.39 Lease, dated February 24, 1994, as amended, between Carter-Crowley Properties, Inc. as lessor, and the Company as lessee, relating to the Company's offices in Dallas, Texas (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.40 Lease, dated October 7, 1987, as amended, between Hardy Court Shopping Center, Inc. as lessor, and NACO as lessee, relating to NACO's offices in Gautier, Mississippi (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.41 Grantor Trust Agreement, dated as of September 30, 1991, between The Bank of California, N.A. and Trails (incorporated by reference from Trails' Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-9246).

     10.42 Grantor Trust Agreement, dated as of September 30, 1991, between The Bank of California, N.A. and NACO (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.43 Grantor Trust Agreement, dated May 8, 1991, between the Company and Texas Commerce Bank, N.A. (incorporated by reference to
               Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.44 Supplement and Succession Agreement to Grantor Trust Agreement, dated as of October 13, 1992, among The Bank of California, N.A., Texas Commerce Bank, National Association, the Company, and certain beneficiaries under the Grantor Trust Agreement (incorporated by reference to Exhibit 10.51 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     10.45 Trust Agreement, dated as of July 22, 1992, establishing the Company's Flexible Benefits Plan Trust Fund (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.46 USTrails Inc. Employee Savings Trust, dated as of July 1, 1994, between the Company and its subsidiaries and The Bank of California, N.A., as trustee (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.47 Tax Allocation Agreement, dated as of September 10, 1992, between the Company and RPI (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

     10.48 Tax Allocation Agreement, dated as of July 1, 1991, between the Company and NACO (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.49 Amended and Restated Tax Allocation Agreement, dated as of March 31, 1994, between the Company and Trails (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.50 Tax Allocation Agreement, dated as of October 29, 1993, between the Company and Wilderness Management (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.51 Exchange Agent Agreement, dated as of March 29, 1994, among the Company, Trails, and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     10.52     Sample form of current Membership Contract.

     21.1      Subsidiaries of the Registrant.

     23.1      Consent of Arthur Andersen LLP.

     27.1      Financial Data Schedule.


(C)     REPORTS ON FORM 8-K

On June 7, 1996, the Company filed a Current Report on Form 8-K relating to a proposed restructuring of its outstanding Secured Notes involving a cash tender offer for certain Secured Notes and a private exchange of certain Secured Notes for cash and securities. On June 15, 1996, the Company filed an amendment to this Current Report on Form 8-K adding as an exhibit thereto a copy of the Offer to Purchase for Cash, dated June 5, 1996.

On June 25, 1996, the Company filed a Current Report on Form 8-K relating to an increase in the consideration offered to the holders of the Secured Notes in the cash tender offer and private exchange.

On July 25, 1996, the Company filed a Current Report on Form 8-K relating to the consummation of the Restructuring pursuant to which all of the outstanding Secured Notes were retired.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USTRAILS INC.
                                   (Registrant)


Date:  September 26, 1996          By: s/William J. Shaw
                                   ---------------------------------------------
                                   William J. Shaw
                                   Chairman of the Board, President
                                   and Chief Executive Officer


Date:  September 26, 1996          By: s/Harry J. White, Jr.
                                   ---------------------------------------------
                                   Harry J. White, Jr.
                                   Vice President, Chief Accounting Officer,
                                   Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                   Title                   Date
- ---------                   -----                   ----

s/Andrew M. Boas            Director                September 26, 1996
- ----------------------
Andrew M. Boas


s/William P. Kovacs         Director                September 26, 1996
- ----------------------
William P. Kovacs


s/Donald R. Leopold         Director                September 26, 1996
- ----------------------
Donald R. Leopold


s/H. Sean Mathis            Director                September 26, 1996
- ----------------------
H. Sean Mathis


s/Douglas K. Nelson         Director                September 26, 1996
- ----------------------
Douglas K. Nelson


s/William J. Shaw           Chairman of             September 26, 1996
- -----------------           the Board
William J. Shaw

                                 EXHIBIT INDEX


    Exhibit
    Number                              Description
    -------                             -----------

     2.1 Plan of Reorganization of the Company (which was formerly known as NACO Finance Corporation), dated October 15, 1991, as supplemented (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended June 30,
               1992).

     2.2 Exchange Agreement, dated as of June 11, 1992, between the Company and certain holders of Trails' 14 5/8% Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 1992).

     2.3 Agreement and Plan of Merger, dated as of August 2, 1993, among the Company, Trails Acquisition, Inc., and Trails, as amended (incorporated by reference to Exhibit (c)(1) to the Rule 13E-3 Transaction Statement on Schedule 13E-3 that the Company, Trails Acquisition, Inc., and Trails originally filed with the SEC on December 2, 1993).

     2.4 Offer to Purchase for Cash the Company's 12% Secured Notes due 1998 and Additional Series 12% Secured Notes due 1998 by the Company, dated June 5, 1996 (the "Offer to Purchase") (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on June 7, 1996).

     2.5       Supplement to the Offer to Purchase, dated June 21, 1996.

     2.6 Private Placement Memorandum by the Company offering to exchange the Company's 12% Secured Notes due 1998 and Additional Series 12% Secured Notes due 1998 to certain holders of such notes, dated June 28, 1996 (the "Private Placement Memorandum").

     2.7 Letter of Transmittal pertaining to the transmittal of the Company's 12% Secured Notes Due 1998 and Additional Series 12% Secured Notes Due 1998 by certain holders of such notes pursuant to the exchange offer made by the Company in the Private Placement Memorandum.

     2.8       Supplement to the Private Placement Memorandum, dated July 15,
               1996.

     3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     3.2 Amended and Restated By-Laws of the Company (as amended on July 15, 1996).

     4.1 Indenture, dated as of July 15, 1991, between the Company and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank, as Trustee (incorporated by reference to Exhibit T3C to the Company's Form T-3 No. 22-21449 filed with the SEC on November 19, 1991, as amended).

     4.2 First Supplemental Indenture, dated as of December 31, 1991, between the Company and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended June 30,
               1992).

     4.3 Second Supplemental Indenture, dated as of June 12, 1992, between the Company and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 1992).

     4.4 Third Supplemental Indenture, dated as of May 20, 1993, between the Company and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.19 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     4.5 Fourth Supplemental Indenture, dated as of September 13, 1993, between the Company and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on September 16, 1993).

     4.6 Fifth Supplemental Indenture, dated as of March 28, 1994, between the Company and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.7 Sixth Supplemental Indenture, dated as of March 29, 1994, between the Company and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.8 Seventh Supplemental Indenture, dated as of June 22, 1995, between the Company and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 1995).

     4.9 Guaranty, dated as of July 15, 1991, pursuant to which certain subsidiaries of the Company guaranteed the Secured Notes (incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.10 Undertaking of Guaranty and Security Agreement, dated as of January 5, 1993, by ACI Campgrounds, Ltd. and Wilderness Management (formerly known as UST1 Inc.) (incorporated by reference to Exhibit 4.17 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     4.11 Release From Guaranty, dated as of May 31, 1993, among certain subsidiaries of the Company and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.25 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15,
               1993).

     4.12 First Supplement and Amendment to the Subsidiary Guaranty, dated as of March 29, 1994, among the debtors signatory thereto and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.13 Security Agreement, dated as of July 15, 1991, pursuant to which certain subsidiaries of the Company granted the Trustee under the Indenture security interests in substantially all of their assets (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.14 First Amendment to Security Agreement, dated as of June 12, 1992, among the debtors signatory thereto and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National
               Bank), as Trustee (incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.15 Second Supplement and Amendment to Security Agreement, dated as of May 20, 1993, among the debtors signatory thereto and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.20 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     4.16 Release under Indenture and Security Agreement, dated as of May 31, 1993, among the debtors signatory thereto and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.26 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     4.17 Third Supplement and Amendment to Security Agreement, dated as of March 29, 1994, among the debtors signatory thereto and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.18 Form of Mortgage, dated as of December 31, 1991, to grant liens to Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee, to secure the Company's obligations under the Indenture (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992), and schedule of documents substantially identical to the Form of Mortgage (incorporated by reference to Exhibit 4.21 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     4.19 Form of Collateral Transfer of Liens and Security Interests, dated as of December 31, 1991, transferring the liens securing certain indebtedness that NACO owes to the Company to the Trustee under the Indenture (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992), and schedule of documents substantially identical to the Form of Collateral Transfer of Liens and Security Interests (incorporated by reference to Exhibit 4.23 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     4.20 Form of Collateral Transfer of Liens and Security Interests, dated as of December 31, 1991, transferring the liens securing certain indebtedness that Trails owes to the Company to the Trustee under the Indenture and schedule of documents substantially identical to the form of Collateral Transfer of Liens and Security Interests (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.21 Form of Subordination Agreement, dated as of December 31, 1991, between the Company and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee, subordinating the security interests under the credit agreement between the Company and NACO to the security interests under the Indenture (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992), and schedule of documents substantially identical to the Form of Subordination Agreement (incorporated by reference to Exhibit 4.22 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15,
               1993).

     4.22 Form of Deed of Trust and Security Agreement (With Assignment of Rents and Leases and UCC Financing Statement for Fixture Filing) granting a beneficial security interest in certain property to Shawmut Bank Connecticut, National Association, as Trustee, to secure the performance of certain guarantees and schedule of substantially identical documents (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.23 Form of Subordination Agreement between the Company and Shawmut Bank Connecticut, National Association, as Trustee, subordinating the security interests under the credit agreement between the Company and Trails to the security interests under the Indenture and schedule of substantially identical documents (incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.24 Form of First Amendment to Deed of Trust and Security Agreement amending certain terms of a Deed of Trust and Security Agreement that previously granted a beneficial security interest in certain property to Shawmut Bank Connecticut, National Association, as Trustee, to secure the performance of certain guarantees and schedule of substantially identical documents (incorporated by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.25 Concentration Bank Agreement, dated as of December 27, 1991, among the Company, The Bank of California, N.A., and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.26 Amendment No. 1 to the Concentration Bank Agreement, dated as of March 28, 1994, among the Company, The Bank of California, N.A., and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.27 Collection Bank Agreement, dated as of December 31, 1991, between the Company, The Bank of California, N.A., and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as Trustee, and schedule of substantially identical documents (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.28 Amendment No. 1 to the Collection Bank Agreement, dated as of March 28, 1994, among the Company, The Bank of California, N.A., and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.29 Form of Reorganization Warrant Certificate to purchase shares of Common Stock and schedule of substantially identical warrants (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.30 Letter Agreement, dated March 19, 1993, between the Company and Carl Marks Strategic Investments, LP (incorporated by reference to Exhibit 4.18 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15,
               1993).

     4.31 Form of Warrant Certificate to purchase shares of Common Stock issued pursuant to the Exchange Agreement with certain holders of Trails' indebtedness (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 1992) and schedule of substantially identical warrants (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.32 Warrant Agency Agreement, dated as of March 2, 1994, between the Company and Shawmut Bank Connecticut, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     4.33 Registration Rights Agreement, dated as of December 31, 1991, regarding the Company's Secured Notes and other securities (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     4.34 Registration Rights Agreement, dated as of June 12, 1992, regarding the Company's Additional Series Secured Notes and the shares of Common Stock issuable upon the exercise of certain warrants (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed with the SEC on June 25, 1992).

     4.35 Indemnification Agreement, dated as of January 14, 1993, between the Company and the selling security holders under Registration Statement No. 33-571261 (incorporated by reference to Exhibit
               10.44 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     4.36 Indenture, dated as of July 17, 1996, among the Company, Fleet National Bank as Trustee, and certain other parties described therein, pertaining to the Company's Senior Subordinated Pay-In-Kind Notes Due 2003.

     4.37      Form of Senior Subordinated Pay-In-Kind Note Due 2003.

     4.38 Registration Rights Agreement, dated as of July 17, 1996, between the Company and Fleet National Bank as Trustee.

     10.1 Credit Agreement, dated as of December 31, 1991, between the Company and NACO (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.2 First Amendment to Credit Agreement, dated as of May 20, 1993, between the Company and NACO (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

     10.3 Second Amendment to Credit Agreement, dated as of November 10, 1994, between the Company and NACO (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

     10.4 Amended and Restated Promissory Note, dated as of November 10, 1994, pursuant to which the Company provides a $40,000,000 revolving credit facility to NACO (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

     10.5 Amended and Restated Promissory Note, dated as of November 10, 1994, pursuant to which the Company provided a $10,765,000 term loan to NACO (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended June 30,
               1995).

     10.6 Guaranty, dated as of December 31, 1991, pursuant to which the subsidiaries of NACO guaranteed certain amounts that NACO owes the Company (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22, 1993).

     10.7 Release From Guaranty, dated as of May 31, 1993, among certain subsidiaries of the Company, the Company, and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 10.56 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     10.8 Release under Credit Agreement and Security Agreement, dated as of May 31, 1993, among certain subsidiaries of the Company, the Company, and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 10.57 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     10.9 Security Agreement, dated as of December 31, 1991, pursuant to which NACO granted to the Company a security interest in substantially all of its personal and real property including the pledge of NACO's stock in its subsidiaries as required by the credit agreement between the Company and NACO (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.10 First Supplement and Amendment to Security Agreement, dated as of May 20, 1993, among NACO and certain of its subsidiaries, RPI, the Company, and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 10.53 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     10.11 Form of Mortgage from NACO and its subsidiaries to the Company pursuant to the credit agreement between the Company and NACO (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992), and schedule of documents substantially identical to the Form of Mortgage (incorporated by reference to Exhibit 10.55 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     10.12 Form of First Amendment to Mortgage from NACO and its subsidiaries to the Company amending certain terms of a Mortgage that previously granted a beneficial security interest in certain property to the Company pursuant to the credit agreement between the Company and NACO, and schedule of documents substantially identical to the Form of First Amendment to Mortgage (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

     10.13 Credit Agreement, dated as of December 31, 1991, between the Company and Trails (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.14 Amendment No. 1 to Credit Agreement, dated as of June 12, 1992, between the Company and Trails (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.15 Amended and Restated Revolving Credit Note, originally dated as of December 31, 1991, between the Company and Trails (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.16 Amended and Restated Guaranty, dated as of June 12, 1992, pursuant to which the subsidiaries of Trails guaranteed certain amounts that Trails owes the Company (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22,
               1993).

     10.17 Amended and Restated Security Agreement, originally dated as of December 31, 1991, between the Company and Trails (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.18 Form of Mortgage, as amended, from Trails and its subsidiaries to the Company pursuant to the credit agreement between the Company and Trails, and schedule of documents substantially identical to the Form of Mortgage (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.19 Loan and Security Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation.

     10.20 Secured Promissory Note (Account Note), dated July 10, 1996, between the Company and Foothill Capital Corporation.

     10.21 Secured Promissory Note (Term Note), dated July 10, 1996, between the Company and Foothill Capital Corporation.

     10.22 Form of Pledge and Security Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation, and schedule of documents substantially identical to the form of Pledge and Security Agreement.

     10.23 Form of Mortgage, dated as of July 10, 1996, to grant liens to Foothill Capital Corporation to secure the Company's obligations under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Mortgage.

     10.24 Form of Assignment of Indebtedness and Mortgage, dated as of July 10, 1996, transferring the liens securing certain indebtedness that NACO owes to the Company to Foothill Capital Corporation under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Assignment of Indebtedness and Mortgage.

     10.25 Form of Subordination Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation, subordinating the security interests under the credit agreement between the Company and NACO to the security interests under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Subordination Agreement.

     10.26 The Company's 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.27 The Company's 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22, 1993).

     10.28 The Company's 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22, 1993).

     10.29 Employment Agreement, dated as of May 11, 1995, between the Company and William J. Shaw, and related Standby Letter of Credit, dated September 22, 1995, issued by The Bank of California, N.A., for the benefit of Mr. Shaw, and Letter, dated September 20, 1995, from The Wyatt Company, regarding Mr. Shaw's Employment Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

     10.30 Letter dated June 29, 1996, from William J. Shaw to the Company, regarding Mr. Shaw's election to receive the Enterprise Bonus payable under his Employment Agreement, and Letter, dated July 8, 1996, from Deloitte & Touche LLP, regarding the computation of the amount of the Enterprise Bonus payable to Mr. Shaw under his Employment Agreement.

     10.31 Amended and Restated Employment Agreement, dated as of September 10, 1992, among NACO, Trails, RPI, and William F. Dawson (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993), and Letter, dated December 1, 1995, from RPI to William F. Dawson, regarding certain compensation arrangements (incorporated by reference to Exhibit 10.4 to the Company's Quarterly on From 10-Q for the quarter ended December 31, 1995).

     10.32 Amended and Restated Employment Agreement, dated as of December 2, 1992, among the Company, NACO, Trails, and Walter B. Jaccard (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
               1992), and amendment dated November 15, 1994 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995), and amendment dated December 7, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

     10.33 Amended and Restated Employment Agreement, dated as of October 21, 1993, between the Company and Harry J. White, Jr. (incorporated by reference to Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1993), and amendment dated December 7, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

     10.34 Employment Agreement, dated as of August 31, 1995, between the Company and R. Gerald Gelinas (incorporated by reference to
               Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

     10.35 Indemnification Agreement, dated as of February 18, 1992, between the Company and Andrew Boas (incorporated by reference to Exhibit
               10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992), and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit
               10.33 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).

     10.36 Indemnification Agreement, dated as of September 1, 1995, between Trails and William J. Shaw, and schedule of substantially identical Indemnification Agreements.

     10.37 Indemnification Agreement, dated as of September 1, 1995, between NACO and William J. Shaw, and schedule of substantially identical Indemnification Agreements.

     10.38 Indemnification Agreement, dated as of May 8, 1991, between the Company and Donald W. Hair, and schedule of substantially identical Indemnification Agreements.

     10.39 Lease, dated February 24, 1994, as amended, between Carter-Crowley Properties, Inc. as lessor, and the Company as lessee, relating to the Company's offices in Dallas, Texas (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.40 Lease, dated October 7, 1987, as amended, between Hardy Court Shopping Center, Inc. as lessor, and NACO as lessee, relating to NACO's offices in Gautier, Mississippi (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.41 Grantor Trust Agreement, dated as of September 30, 1991, between The Bank of California, N.A. and Trails (incorporated by reference from Trails' Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-9246).

     10.42 Grantor Trust Agreement, dated as of September 30, 1991, between The Bank of California, N.A. and NACO (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.43 Grantor Trust Agreement, dated May 8, 1991, between the Company and Texas Commerce Bank, N.A. (incorporated by reference to
               Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.44 Supplement and Succession Agreement to Grantor Trust Agreement, dated as of October 13, 1992, among The Bank of California, N.A., Texas Commerce Bank, National Association, the Company, and certain beneficiaries under the Grantor Trust Agreement (incorporated by reference to Exhibit 10.51 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993).

     10.45 Trust Agreement, dated as of July 22, 1992, establishing the Company's Flexible Benefits Plan Trust Fund (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

     10.46 USTrails Inc. Employee Savings Trust, dated as of July 1, 1994, between the Company and its subsidiaries and The Bank of California, N.A., as trustee (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.47 Tax Allocation Agreement, dated as of September 10, 1992, between the Company and RPI (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

     10.48 Tax Allocation Agreement, dated as of July 1, 1991, between the Company and NACO (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.49 Amended and Restated Tax Allocation Agreement, dated as of March 31, 1994, between the Company and Trails (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.50 Tax Allocation Agreement, dated as of October 29, 1993, between the Company and Wilderness Management (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.51 Exchange Agent Agreement, dated as of March 29, 1994, among the Company, Trails, and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994).

     10.52     Sample form of current Membership Contract.

     21.1      Subsidiaries of the Registrant.

     23.1      Consent of Arthur Andersen LLP.

     27.1      Financial Data Schedule.