Form 10-Q
period 1996-09-30
USTRAILS INC
filed 1996-11-12
CIK 806087

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                              SEPTEMBER 30, 1996

                        Commission File Number 0-19743


                                 USTRAILS INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


           NEVADA                                    75-2138671
-------------------------------------    ---------------------------------------
    (State or Other Jurisdiction            (IRS Employer Identification No.)
  of Incorporation or Organization)


2711 LBJ FREEWAY, SUITE 200, DALLAS, TEXAS                       75234
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code: (972) 243-2228
                                                    --------------

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

The number of shares of Common Stock, par value $.01, issued and outstanding as of November 8, 1996 was 7,383,276.

                                 USTRAILS INC.


                                     INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

  Item 1. Financial Statements

          Consolidated Balance Sheets at September 30, 1996
            and June 30, 1996............................................     3

          Consolidated Statements of Operations for the three months
            ended September 30, 1996 and September 30, 1995..............     4

          Consolidated Statement of Stockholders' Deficit
            for the three months ended September 30, 1996................     5

          Consolidated Statements of Cash Flows for the three months
           ended September 30, 1996 and September 30, 1995...............     6

          Notes to Consolidated Financial Statements.....................     8

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    12


PART II.  OTHER INFORMATION

  Item 3. Defaults Upon Senior Securities................................    20

  Item 5. Other Information..............................................    20

  Item 6. Exhibits and Reports on Form 8-K...............................    20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        USTRAILS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                 ASSETS                      September 30,         June 30,
                 ------                          1996                1996
                                             -------------        ---------
                                              (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                     $  3,057           $  37,403
 Current portion of receivables, net of
  allowances and discount of
  $2.5 million and $2.7 million                   3,928               4,270
 Accounts and dues receivable, net                  399                 522
 Inventory and other current assets               3,896               4,672
                                               --------           ---------
   Total Current Assets                          11,280              46,867
 Restricted cash                                  1,574               2,912
 Receivables, net of allowances and
  discount of $5.0 million and
  $5.4 million                                    7,275               8,949
 Campground real estate                          13,452              13,468
 Resort real estate                                 664               1,159
 Buildings and equipment, net of
  accumulated depreciation of
  $10.9 million and $10.4 million                26,184              27,130
 Land held for sale                               6,476               6,821
 Other assets                                     5,261               2,448
                                               --------           ---------
   Total Assets                                $ 72,166           $ 109,754
                                               ========           =========
     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------
CURRENT LIABILITIES
 Accounts payable                              $  3,043           $   3,030
 Accrued interest                                 1,194               5,617
 Other accrued liabilities                        8,771               9,329
 Current portion of long term debt                4,395              28,530
 Accrued construction costs                       2,989               3,154
 Deferred membership dues revenue                12,130              17,599
                                               --------            --------
   Total Current Liabilities                     32,522              67,259
 Long term debt                                  59,366              66,922
 Other liabilities                                3,635               3,564
                                               --------            --------
   Total Liabilities                             95,523             137,745
                                               --------            --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
 Preferred stock, $.01 par value,
  1,500,000 shares authorized, none
  issued or outstanding
 Common stock, $.01 par value,
  15,000,000 shares authorized,
  7,383,276 and 3,702,726 shares
  issued and outstanding                             74                  37
 Additional paid-in capital                      20,502              17,549
 Accumulated deficit subsequent to
  December 31, 1991, date of
  emergence from bankruptcy
  (total deficit eliminated $51,752)            (43,796)            (45,451)
 Cumulative currency translation
  adjustment                                       (137)               (126)
                                               --------            --------
   Total Stockholders' Deficit                  (23,357)            (27,991)
                                               --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                       $ 72,166            $109,754
                                               ========            ========

       The accompanying notes are an integral part of these consolidated financial statements.

                         USTRAILS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                        For the three months ended September 30,
                                        ----------------------------------------
                                                1996                  1995
                                              -------               -------
REVENUES
  Membership dues                             $ 9,863               $10,126
  Other campground/resort revenue               7,093                 8,841
  Membership and resort interest sales          1,038                 1,361
  RPI membership fees                           1,009                 1,200
  Interest income                               1,120                 1,775
  Gain on asset dispositions                    1,262                   256
  Other income                                  1,085                 1,302
                                              -------               -------
     Total Revenues                            22,470                24,861
                                              -------               -------
EXPENSES
  Campground/resort operating expenses         13,007                16,602
  Selling expenses                                888                   952
  Provision for doubtful accounts                   4                     9
  Cost of sales                                    17                    60
  Marketing expenses                              340                   453
  RPI membership expenses                         441                   552
  Corporate member services                       489                   545
  Interest expense and amortization             2,455                 4,610
  General and administrative expenses           2,154                 2,432
  Restructuring costs                             897
                                              -------               -------
     Total Expenses                            20,692                26,215
                                              -------               -------
INCOME (LOSS) BEFORE INCOME TAXES               1,778                (1,354)
  Income tax (provision) benefit                 (123)                  173
                                              -------               -------
NET INCOME (LOSS)                             $ 1,655               ($1,181)
                                              =======               =======


PRIMARY AND FULLY DILUTED NET INCOME
 (LOSS) PER SHARE                                $.25                 ($.32)
                                              =======               =======
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                    6,732                 3,703
                                              =======               =======

       The accompanying notes are an integral part of these consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                            (Dollars in thousands)
                                  (Unaudited)

                                                                   Cumulative
                                                                    Foreign
                                                     Additional     Currency
                                  Common   Paid-In   Accumulated  Translation
                                  Stock    Capital     Deficit    Adjustment   Total
                                  -----------------------------------------------------
BALANCE, June 30, 1996              $37    $17,549   ($45,451)    ($126)     ($27,991)

Issuance of common stock in
  Restructuring                      37      2,953                              2,990

Foreign currency translation
  adjustment                                                        (11)          (11)

Net income for the three months
  ended September 30, 1996                              1,655                   1,655
                                    ---    -------   --------     -----      --------

BALANCE, September 30, 1996         $74    $20,502   ($43,796)    ($137)     ($23,357)
                                    ===    =======   ========     =====      ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                        For the three months ended September 30,
                                        ----------------------------------------
                                               1996                  1995
                                        ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Collections of principal on
   receivables                               $  2,152              $  3,420
  Interest received                             1,001                 1,608
  Interest paid                                (6,885)               (7,753)
  General and administrative, corporate
   member services and restructuring
   costs                                       (4,354)               (3,358)
  Cash collected from operations,
   including deferred revenue                  13,615                16,493
  Cash from sales of memberships and
   resort interests at the point of sale          998                 1,272
  Expenditures for property operations        (11,262)              (17,076)
  Expenditures for sales and marketing         (1,148)               (1,472)
  Expenditures for insurance premiums            (102)               (2,628)
  Payment of income taxes                        (123)                  (18)
  Reduction of (deposit made) to secure
   standby letter of credit                     1,182                (1,500)
  Other, net                                                             97
                                             --------              --------
Net cash used in operating activities          (4,926)              (10,915)
                                             --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital and HUD-related expenditures           (343)                 (363)
  Proceeds from asset sales                     2,078                   337
                                             --------              --------
Net cash provided by (used in)                  1,735                   (26)
                                             --------              --------
 investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Initial borrowings under Credit              32,000
   Agreement
  Net repayments under Credit Agreement        (9,655)
  Payment of debt issuance costs               (3,132)
  Retirement of Secured Notes                 (50,169)
  Mandatory redemption of Secured Notes                             (18,599)
  Repayment of notes and mortgages               (199)                 (127)
                                             --------              --------
Net cash used in financing activities         (31,155)              (18,726)
                                             --------              --------
DECREASE IN CASH AND CASH EQUIVALENTS         (34,346)              (29,667)

CASH AND CASH EQUIVALENTS:
  Beginning of period                          37,403                50,596
                                             --------              --------
  End of period                              $  3,057              $ 20,929
                                             ========              ========

                                -- continued --

                        USTRAILS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (Dollars in thousands)
                                  (Unaudited)

                                        For the three months ended September 30,
                                        ----------------------------------------
                                              1996                   1995
                                        ------------------     -----------------

RECONCILIATION OF NET INCOME (LOSS) TO
 NET CASH USED IN OPERATING ACTIVITIES:
Net income (loss)                               $ 1,655             ($1,181)
                                                -------            --------
ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS) TO NET CASH USED IN
   OPERATING ACTIVITIES --
  Depreciation                                      701                 718
  Provision for doubtful accounts                     4                   9
  Cost of sales                                      17                 100
  Amortization of interest discount,
   collection costs and
   valuation allowance                             (201)               (312)
  Amortization of debt issue costs and
   deferred gain                                    253
  Amortization of consent fees                                        1,144
  Gain on asset dispositions                     (1,262)               (256)
  Decrease (increase) in restricted cash          1,338              (1,406)
  Decrease in receivables                         2,213               3,327
  Decrease (increase) in other assets               558                (819)
  Increase (decrease) in accounts
   payable                                           13              (2,012)
  Decrease in accrued interest                   (4,423)             (4,287)
  Decrease in deferred membership dues
   revenue                                       (5,352)             (6,176)
  Increase (decrease) in other
   liabilities                                     (429)                235
  Other, net                                        (11)                  1
                                                -------            --------
Total adjustments                                (6,581)             (9,734)
                                                -------            --------
NET CASH USED IN OPERATING ACTIVITIES           ($4,926)           ($10,915)
                                                =======            ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        USTRAILS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)

GENERAL

USTrails Inc. and its subsidiaries (the "Company") own and operate a system of 58 membership-based campgrounds located in 19 states and British Columbia, Canada. In addition, the Company manages timeshare facilities and owns certain real estate at eight full service resorts located in seven states and owns and operates the resort amenities at one of these locations. The Company also provides a reciprocal use program for members of approximately 320 recreational facilities. The campground business represents the most significant portion of the Company's business comprising 83% of the Company's operating revenues in fiscal 1996. The full service resort and reciprocal use businesses provided the remaining 17%. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, and management fees, guest fees and other fees and revenues received from the campground and resort operations.

The accompanying consolidated financial statements include the accounts of USTrails Inc. and the following wholly owned subsidiaries: National American Corporation and its subsidiaries ("NACO"), Shorewood Corporation, which does business as Resort Parks International ("RPI"), UST Wilderness Management Corporation ("Wilderness Management"), and until July 16, 1996, Thousand Trails, Inc. and its subsidiaries. On July 16, 1996, Thousand Trails, Inc. was merged into the Company.

The accompanying consolidated financial statements of the Company have not been examined by independent accountants, but in the opinion of management, the unaudited interim financial statements furnished herein reflect all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature, except for the items described in the footnotes to the consolidated financial statements.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Securities and Exchange Commission on September 26, 1996.

NOTE 1 -- BASIS OF FINANCIAL STATEMENT PRESENTATION

The Company emerged from proceedings under Chapter 11 of the Bankruptcy Code on December 31, 1991, pursuant to a confirmed plan of reorganization. Due to the Company's emergence from bankruptcy, fresh start reporting, as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," was reflected as of December 31, 1991 in the Company's consolidated financial statements. Under fresh start reporting, a new reporting entity was created and assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of reorganization.

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three month periods ended September 30, 1996 and 1995, and in the consolidated balance sheet at June 30, 1996. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding, as determined by the treasury stock method, whereby proceeds, if any, from the assumed exercise of common stock equivalents, would be used to purchase shares at current market prices. Net loss per common share is computed based on weighted average common shares outstanding only. Warrants outstanding as well as common stock equivalents that would be assumed to be outstanding are excluded from the net loss per common share computation as they would be anti-dilutive. As part of the Restructuring discussed in Note 2, on July 17, 1996, the Company issued an aggregate of 3,680,550 shares of common stock as partial consideration for the retirement of the Secured Notes. These shares represent approximately 50% of the shares of common stock currently outstanding.

Since inception, the Company has not paid any dividends. The Credit Agreement between the Company and Foothill Capital Corporation ("Foothill") prohibits the payment of any cash dividends without the consent of Foothill until the borrowings under the Credit Agreement are repaid. In addition, the Indenture for the 12% Senior Subordinated PIK Notes Due 2003 ("PIK Notes") prohibits the payment of any cash dividends until the PIK Notes are repaid.

NOTE 2 -- SECURED NOTE RESTRUCTURING AND LONG TERM DEBT

SECURED NOTE RESTRUCTURING

At June 30, 1996, the Company had outstanding $101.5 million principal amount of Secured Notes. At that time, there was a substantial risk that the resources available to the Company would be insufficient to cover its continuing operating needs and the mandatory sinking fund and interest payments due on the Secured Notes on July 15, 1996. In addition, the Company faced default under the financial covenants in the Indenture for the Secured Notes if waivers were not obtained by September 30, 1996. On July 17, 1996, however, the Company consummated a restructuring (the "Restructuring"), in which all of the Secured Notes were retired. The Restructuring provided a new capital structure for the Company. This new capital structure includes $40.2 million principal amount of PIK Notes that do not require the cash payment of interest until fiscal 2001, do not contain financial covenants, and mature on July 15, 2003 without earlier scheduled principal payments. The new capital structure also includes the Credit Agreement with Foothill that, in addition to financing $32.0 million of the retirement of the Secured Notes and related costs, provides the Company with a working capital facility which reduces in availability through final maturity on July 16, 1999. Availability of such working capital is subject to continued compliance by the Company with the financial covenants, amortization schedule, and other requirements of the Credit Agreement, including certain covenants respecting minimum earnings before interest, taxes, depreciation and amortization, and minimum tangible net worth. As part of the Restructuring, the Company also issued an aggregate of 3,680,550 shares of common stock as partial consideration for the retirement of the Secured Notes. These shares represent approximately 50% of the shares of common stock currently outstanding.

The Restructuring was accounted for as a Troubled Debt Restructuring whereby the restructured debt was recorded at the carrying value of the old debt, and no gain or loss was recorded on the transaction. As a result, the $40.2 million principal amount of PIK Notes issued in the Restructuring was recorded with a deferred gain of $303,000. This deferred gain is being amortized as a reduction of interest expense using the effective interest method over the term of the notes.

The Company incurred $897,000 of legal expenses and other direct costs in connection with the completion of the Restructuring which have been presented as restructuring costs in the accompanying consolidated statement of operations for the three months ended September 30, 1996. In addition, the Company incurred debt issuance costs of $3.1 million, including $570,000 of prepaid interest, related to obtaining the Credit Agreement with Foothill. These costs, which include legal costs, financial advisory fees and other direct costs of obtaining the loans, were capitalized and are reflected in other assets in the accompanying consolidated balance sheet at September 30, 1996, and are being amortized over the term of the Credit Agreement.

BALANCE SHEET PRESENTATION OF LONG TERM DEBT

Balance sheet presentation of the current and long term components of the Company's outstanding debt is reflected below, as of September 30, 1996 and June 30, 1996 (dollars in thousands):

                                          September 30,  June 30,
                                              1996         1996
                                          -------------  --------
CURRENT PORTION OF LONG TERM DEBT:
Borrowings under Credit Agreement            $ 4,189
Secured Notes, net of discount of $7.1
 million                                                  $28,264
Notes and mortgages payable                      206          266
                                             -------      -------
                                             $ 4,395      $28,530
                                             =======      =======
LONG TERM DEBT:
Borrowings under Credit Agreement            $18,156
PIK Notes, including deferred gain of
 $.3 million                                  40,513
Secured Notes                                             $66,086
Notes and mortgages payable                      697          836
                                             -------      -------
                                             $59,366      $66,922
                                             =======      =======
Total long term debt                         $63,761      $95,452
                                             =======      =======

NOTE 3 -- CONTINGENCIES

Self Insurance
--------------

The Company is self-insured for general liability losses up to $250,000 per occurrence, with an annual aggregate of $2.8 million. As of September 30, 1996, the Company had insurance policies which provide excess coverage up to $27.0 million per occurrence and aggregate. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks of $1.7 million at September 30, 1996, which is included in other liabilities in the accompanying consolidated balance sheet. This liability is determined based on actuarial estimates.

CEO Bonus Accrual and Stock Options
-----------------------------------

The employment agreement between the Company and its Chief Executive Officer ("CEO") provided that the CEO would receive a one-time bonus equal to between 4% and 6% of the amount by which the enterprise value of the Company (including the value of its debt and equity) exceeded $75.0 million at the time he elected to receive the bonus. The bonus would have been adversely affected by the consummation of the Restructuring. As a result, on June 29, 1996, the CEO exercised his right to receive the bonus. The CEO is entitled to $1,270,589, of which $952,927 was paid on July 9, 1996. The additional $317,662 will be payable on May 11, 1997, provided that the CEO is employed by the Company on that date. The Company accrued the entire amount of the bonus at June 30, 1996. The Company obtained an irrevocable standby letter of credit on which the CEO may draw payment if the Company fails to pay any portion of the bonus after receiving a request from the CEO. A $1.5 million cash deposit securing this letter of credit was subsequently reduced to $317,662 after payment of the initial bonus amount.

After consummation of the Restructuring, the Company's CEO was granted, subject to stockholder approval, options to purchase 664,495 shares of the Company's common stock at $0.69 per share. If approved, the options will be immediately exercisable for a period of ten years while the CEO is in the employ of the Company, subject to certain exceptions. The exercise of the options, however, will be subject to restrictions designed to reduce the likelihood of an "ownership change" for federal tax purposes.

Declining Membership Base
-------------------------

The Company derives a significant portion of its ongoing operating revenue from its campground members (83% in fiscal 1996). The Company's membership base has declined significantly during the past several years and is presently declining at the rate of approximately 8% per year. The Company attributes this continuing decline principally to its aging membership base, of whom approximately 50% are senior citizens. The Company must significantly increase its campground membership sales over current levels in order to stop the continuing decline in the Company's membership base. As a result, the success of the Company's business strategy over the long term is dependent upon the Company's ability to market new memberships in sufficient numbers on a cost-effective basis.

Environmental Issues
--------------------

Certain environmental issues may exist at some of the Company's campgrounds and resorts concerning underground storage tanks, sewage treatment plants and septic systems, and waste disposal. Management has reviewed these issues and believes that they will not have a material adverse impact on the Company's operations or financial position.

Litigation
----------

Johnnie Lacy v. Thousands Trails, Inc., Civil Action No C-96 004411, filed
-------------------------------------
February 1, 1996, in the United States District Court for the Northern District of California. In this action, which purports to be a class action, the plaintiff alleges that the Company has failed to comply with the Americans with Disabilities Act and related California statutes with respect to certain of its campgrounds. The plaintiff alleges that the Company has failed to remove barriers to access by persons with disabilities where such barrier removal is readily achievable. The plaintiff seeks unspecified damages and injunctive relief. Although this case is still in the early stages of development, management does not believe that it will have a material adverse impact on the Company's operations or financial position.

The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company's operations or financial position.

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below for the three months ended September 30, 1996 (dollars in thousands):

                                                              1996
                                                           ---------
     Non-cash transactions related to the
       Restructuring
     ------------------------------------
     Retirement of Secured Notes                           ($44,181)
     Issuance of PIK Notes                                   40,521
     Issuance of Common Stock                                 2,990
     Write-off of Unamortized Portion of
      Consent Fees                                              670

The Company did not have any non-cash investing or financing activities during the three months ended September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the SEC on September 26, 1996.

All capitalized terms, as used herein, have the same meaning as those defined in
Item 1 -- Financial Statements.

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company makes certain statements as to its expected financial condition, results of operations, and cash flows for periods after September 30, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, and cash flows for future periods may differ materially due to several factors, including but not limited to the Company's ability to control costs and implement its sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's stated efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report, and in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

STABILIZED OPERATIONS. Since reorganizing under Chapter 11 on December 31, 1991, the Company's annualized operating revenues have decreased by $21.3 million (23%). Over the same period, the Company has decreased its annualized operating expenses by $43.7 million (38%), and implemented a program under which certain campground members voluntarily increased their annual dues by an aggregate of $2.1 million. During this period, the Company has concentrated on increasing continuing revenues and decreasing continuing expenses. The Company has closed eleven campgrounds and has changed other campgrounds to seasonal operations, reduced staff, consolidated its administrative functions, deferred maintenance, and reduced service levels. The Company has also disposed of certain campgrounds and other non-core assets. However, the Company's membership base has declined significantly during this period, and the membership base is presently declining at the rate of approximately 8% per year. The Company attributes this continuing decline principally to its aging membership base, approximately 50% of whom are senior citizens.

During fiscal 1996, the Company stabilized its operations, which it had been seeking to accomplish since emerging from Chapter 11 proceedings in 1991, and achieved a positive contribution from operations of $4.8 million. For the three months ended September 30, 1996, the Company had a positive contribution from operations of $2.7 million, compared with $1.2 million for the same period last year. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset dispositions, restructuring costs, and taxes. See the tables on pages 15 and 16 for the elements of the contribution from operations and the Company's operating income
(loss) before taxes for the periods presented.

CURRENT BUSINESS STRATEGY. The Company's current strategy is to improve its campground operations, stabilize its campground membership base through increased sales and marketing efforts, and determine the appropriate level for its ongoing campground operations. The Company has conducted an extensive marketing study, redesigned its membership products, and developed a sales and marketing operation. Consistent with this strategy, the Company intends to downsize its business by implementing additional cost reduction measures while its membership base declines. These cost reduction measures will likely include the closure and disposition of additional campgrounds and decreases in general and administrative expenditures. The disposition of campgrounds will require addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of disposition opportunities or the ability of the Company to realize recoveries from asset dispositions. Moreover, the possibility of additional campground dispositions may adversely affect the collection of dues and contracts receivable from members.

CASH. On September 30, 1996, the Company had $3.1 million of cash and cash equivalents, a decrease of $34.3 million during the three month period. The Company's cash declined primarily because $28.4 million was used to retire Secured Notes and pay legal and other costs related to the Restructuring, and $9.7 million was used to repay borrowings under the Credit Agreement with Foothill. These expenditures were partially offset by $2.1 million of proceeds from asset sales.

In the Restructuring, $50.2 million of cash was paid to the holders of the Secured Notes as full or partial consideration for the retirement of the Secured Notes, and $6.2 million of cash was paid to the holders of the Secured Notes for the semi-annual interest due July 15, 1996, and additional interest through the date of the Restructuring. In addition, $897,000 of cash was used to pay for expenses related to the Restructuring, and $3.1 million of cash was used to pay the costs of obtaining the Credit Agreement with Foothill. The Company funded these cash payments with $28.4 million of its cash and $32.0 million of new borrowings under the Credit Agreement with Foothill.

The Company's principal sources of operating cash for the three months ended September 30, 1996, were $3.2 million in principal and interest collections on receivables and $13.6 million in dues collections and other campground and resort revenues. Principal uses of operating cash for the three months ended September 30, 1996, were $11.3 million in operating expenses, $4.4 million in general and administrative expenses (including corporate member services and restructuring costs), $1.1 million in sales and marketing expenditures, and $6.9 million in interest payments, $6.2 million of which was related to the Secured Notes that were retired in the Restructuring.

Under the Credit Agreement with Foothill, as of September 30, 1996, the Company had outstanding term loans totaling $10.7 million, and a revolving loan in the maximum amount of $23.4 million, of which $11.6 million was outstanding and $11.8 million was available for borrowing. Under the Credit Agreement, the Company must use all collections of principal and interest on the contracts receivable and all proceeds from asset sales to reduce borrowings under the Credit Agreement. In addition, the Company must make specified principal reductions on these borrowings over time based on a monthly calculation of eligible contracts receivable and an amortization schedule set forth in the Credit Agreement. The maximum amount of the revolving loan declines as these principal reductions are made. The Credit Agreement must be paid in full on July 16, 1999. During the balance of fiscal 1997, the Company is required to make mandatory principal reductions under the term loans in the aggregate amount of $4.2 million, funded from collections of principal and interest on the contracts receivable. All cash held by the Company and its wholly owned subsidiaries is generally deposited in accounts that are controlled by and pledged to Foothill.

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets decreased by $37.6 million during the three months ended September 30, 1996. Cash decreased by $34.3 million as discussed above. Contracts receivable decreased by $2.0 million due primarily to $2.2 million in cash collections offset by $201,000 related to the amortization of the allowances for interest discount and collection costs and valuation allowance. Inventory and other current assets decreased by $776,000 due primarily to the amortization of insurance premiums for fiscal 1997 that were paid in June 1996. Campground and resort properties decreased by a total of $1.8 million due primarily to the sale of three campgrounds and certain other real estate at the campgrounds and resorts, and depreciation during the period. In addition, restricted cash decreased by $1.3 million resulting primarily from the payment of a one-time bonus to the Company's Chief Executive Officer under the terms of his employment agreement with the Company. These decreases were offset by a $2.8 million increase in other assets, due primarily to $3.1 million of debt issuance costs incurred in connection with obtaining the Credit Agreement with Foothill, reduced by amortization during the period.

Total liabilities decreased by $42.2 million during the three months ended September 30, 1996. The Company's total outstanding debt decreased by $31.7 million due primarily to the retirement of $101.5 million principal amount of Secured Notes in the Restructuring, partially offset by the related borrowings under the Credit Agreement and issuance of $40.2 million principal amount of PIK Notes. Accrued interest declined by $4.4 million due to the $6.2 million of interest paid on the Secured Notes in July 1996, partially offset by $1.0 million of non-cash interest accruing on the PIK Notes, which amount will be added to the outstanding principal of the PIK Notes. In addition, deferred membership dues revenue declined by $5.5 million due to revenue recognized in excess of cash collections during the period.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

NET INCOME (LOSS). The Company reported net income of $1.7 million or $.25 per share on revenues of $22.5 million for the three months ended September 30, 1996. This compares with a net loss of $1.2 million or $.32 per share on revenues of $24.9 million for the same period last year. Although revenues declined during the current period, there were greater decreases in expenses, principally campground operating costs, general and administrative expenses, and interest, which were primarily responsible for the improvement in results.

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the three months ended September 30, 1996:

                                         Three Months Ended September 30, 1996
                                         -------------------------------------
                                         Campgrounds   Resorts        Total
                                         -----------   -------     -----------
CAMPGROUND/RESORT OPERATIONS
  Membership dues                          $ 9,863                  $  9,863
  Other campground/resort revenues           5,926     $ 1,166         7,092
  Campground ancillary expenses             (2,673)                   (2,673)
  Other operating expenses                  (9,141)     (1,192)      (10,333)
                                           -------     -------      --------
Profit (loss) on campground/resort
 operations                                  3,975         (26)        3,949
                                           -------     -------      --------

SALES
  Memberships                                  858                       858
  Resort interests                                         180           180
                                           -------     -------      --------
Total sales                                    858         180         1,038
                                           -------     -------      --------
  Selling costs                               (770)       (139)         (909)
  Marketing expenses                          (340)                     (340)
                                           -------     -------      --------
Total expenses                              (1,110)       (139)       (1,249)
                                           -------     -------      --------
Profit (loss) on sales                        (252)         41          (211)
                                           -------     -------      --------

RESORT PARKS INTERNATIONAL
  Fee income                                 1,009                     1,009
  Cost of operations                          (441)                     (441)
                                           -------     -------      --------
RPI net contribution                           568                       568
                                           -------     -------      --------
                                           $ 4,291     $    15         4,306
                                           =======     =======      --------
  Other income                                                         1,085
  Corporate member services                                             (489)
  General and administrative expenses                                 (2,154)
                                                                    --------
OPERATING INCOME BEFORE INTEREST INCOME
 AND EXPENSE, GAIN ON ASSET DISPOSITIONS,
 RESTRUCTURING COSTS, AND TAXES                                        2,748
                                                                     -------
  Interest income                                                      1,120
  Interest expense and amortization of
   debt issuance costs and deferred gain                              (2,455)
  Gain on asset dispositions                                           1,262
  Restructuring costs                                                   (897)
                                                                     -------
OPERATING INCOME BEFORE TAXES                                        $ 1,778
                                                                     =======

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the three months ended September 30, 1995:

                                         Three Months Ended September 30, 1995
                                         -------------------------------------
                                         Campgrounds   Resorts        Total
                                         -----------   --------     ----------
CAMPGROUND/RESORT OPERATIONS
  Membership dues                         $ 10,126                   $ 10,126
  Other campground/resort revenues           6,507      $ 2,334         8,841
  Campground ancillary expenses             (3,182)                    (3,182)
  Operating expenses                       (11,048)      (2,372)      (13,420)
                                          --------      -------      --------
Profit (loss) on campground/resort
 operations                                  2,403          (38)        2,365
                                          --------      -------      --------
SALES
  Memberships                                  874                        874
  Resort interests                                          487           487
                                          --------      -------      --------
Total sales                                    874          487         1,361
                                          --------      -------      --------
  Selling costs                               (707)        (314)       (1,021)
  Marketing expenses                          (453)                      (453)
                                          --------      -------      --------
Total expenses                              (1,160)        (314)       (1,474)
                                          --------      -------      --------

Profit (loss) on sales                        (286)         173          (113)
                                          --------      -------      --------

RESORT PARKS INTERNATIONAL
  Fee income                                 1,200                      1,200
  Cost of operations                          (552)                      (552)
                                          --------      -------      --------
RPI net contribution                           648                        648
                                          --------      -------      --------
                                          $  2,765      $   135         2,900
                                          ========      =======      --------

  Other income                                                          1,302
  Corporate member services                                              (545)
  General and administrative expenses                                  (2,432)
                                                                     --------
OPERATING INCOME BEFORE INTEREST INCOME
 AND EXPENSE, GAIN ON ASSET
 DISPOSITIONS, AND TAXES                                                1,225
                                                                     --------

  Interest income                                                       1,775
  Interest expense and amortization of
    debt discount and consent fees                                     (4,610)
  Gain on asset dispositions                                              256
                                                                     --------

OPERATING LOSS BEFORE TAXES                                           ($1,354)
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

Campground membership dues revenue was $9.9 million for the three months ended September 30, 1996, compared with $10.1 million for the same period last year. The decline in dues revenue was due primarily to the net loss of campground members, partially offset by the effect of the annual dues increase.

Other campground revenues were $5.9 million for the three months ended September 30, 1996, compared with $6.5 million for the same period last year. The related campground ancillary expenses were $2.7 million for the three months ended September 30, 1996, compared with $3.2 million for the same period last year. The decreases in campground revenues and the related campground ancillary expenses were due primarily to the closure of four campgrounds during fiscal 1996 and reductions in service levels at certain other campgrounds.

Other campground operating expenses decreased by $1.9 million to $9.1 million for the three months ended September 30, 1996, from $11.0 million for the same period last year. This decrease resulted primarily from the operational changes made at the campgrounds in fiscal 1996, which included reducing campground management and personnel, closing and disposing of four campgrounds, and changing to seasonal operations at additional campgrounds with low usage during off-season periods.

During the balance of fiscal 1997, the Company intends to continue to evaluate its campground operations to determine the appropriate level for such operations, and it expects to implement additional cost reduction measures while its membership base declines. These cost reduction measures will likely include the closure and disposition of additional campgrounds.

Campground membership sales revenue was $858,000 for the three months ended September 30, 1996, compared with $874,000 for the same period last year. For these same periods, selling and marketing expenses as a percentage of sales were 129% and 133%, respectively. The Company's marketing efforts require significant expense, and in the short term, the Company expects that its selling and marketing expenses will continue to exceed its campground membership sales revenue. The Company must significantly increase its campground membership sales over current levels in order to stop the continuing decline in the Company's membership base. The Company is working to increase the number of prospects that attend its sales presentations, which has not met the Company's expectations in fiscal 1997. Because the Company intends to keep its selling and marketing expenses within a close relation to sales revenue, it is relying principally upon member and RV dealer referrals to increase the number of sales prospects in the future. The success of the Company's business strategy over the long term is dependent upon the Company's ability to market new memberships in sufficient numbers on a cost-effective basis.

CAMPGROUND MANAGEMENT. Wilderness Management, a wholly owned subsidiary of the Company, manages public campgrounds for the US Forest Service. For the three months ended September 30, 1996, these operations produced revenues of $733,000 with related expenses (excluding certain shared administrative costs) of $580,000. This compares with revenues for the same period last year of $541,000 and related expenses (excluding certain shared administrative costs) of $430,000.

RESORT OPERATIONS. The Company's resort operations are currently limited primarily to timeshare management and timeshare and lot sales. The direct operating expenses of the resort operations exceeded revenues by $26,000 for the three months ended September 30, 1996, compared with $38,000 for the same period last year. For the three months ended

September 30, 1996, the revenues from the Company's timeshare management operations exceeded the related expenses (excluding certain shared administrative costs) by $56,000, compared with $122,000 for the same period last year. The net contribution declined because of a decrease in the management fee the Company charges certain timeshare associations, which is based on the amount of dues collected, and lower dues collections.

The Company has been selling its timeshare and lot inventory at substantially reduced prices in order to reduce the carrying costs on the unsold inventory, increase management fees, and eliminate the Company's requirement to pay dues to the timeshare associations on unsold units. Timeshare and lot sales were $180,000 for the three months ended September 30, 1996, compared with $487,000 for the same period last year. The decrease in the current period resulted from the Company having less desirable inventory available for sale and fewer existing timeshare owners who had not been contacted previously about purchasing an additional timeshare. The related selling expenses as a percentage of sales (including cost of sales and bad debt expense) were 77% for the three months ended September 30, 1996, compared with 64% of sales for the same period last year. The percentage was higher in the current period because of the lower sales volume and certain fixed selling costs.

The Company presently plans to dispose of the remaining assets that it owns at the resorts over the next several years. The Company is currently negotiating to sell its timeshare management operations to certain employees. If this sale is consummated, it will significantly reduce both the revenues and expenses from the resort operations. There is no assurance that the Company will be able to consummate this sale. Moreover, there is no assurance that the Company will be able to locate a buyer for any of the other resort assets or that sales on acceptable terms can be effected.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the participating facilities, subject to certain limitations. For the three months ended September 30, 1996, RPI's operations produced a net contribution of $568,000, compared with $648,000 for the same period last year, due primarily to a decrease in revenues, which was only partially offset by expense reductions. RPI'S revenues have declined as a result of declining sales in the membership camping industry generally.

INTEREST INCOME AND EXPENSE. Interest income decreased by $655,000 for the three months ended September 30, 1996, compared with the same period last year, due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable and a $17.9 million decrease in cash between years.

Interest expense decreased by $2.2 million for the three months ended September 30, 1996, compared with the same period last year, due primarily to the net $31.7 million reduction in the Company's outstanding debt resulting from the Restructuring, a $2.5 million reduction in mortgage notes due to the abandonment of two operating campgrounds in the Fall of 1995, and scheduled repayments of notes payable.

As a result of the Restructuring, interest expense is expected to decrease significantly for fiscal 1997 compared with fiscal 1996 due to the reduction in the total amount of debt outstanding. Moreover, since the Company is prohibited from paying cash interest on the PIK Notes until the borrowings under the Credit Agreement with Foothill are repaid, during the repayment period, a substantial portion of the Company's interest expense will represent non-cash interest on the PIK Notes. The payment-in-kind feature of the PIK Notes will decrease the Company's cash interest costs over this period. However, the payment-in-kind feature of the PIK Notes will also increase the principal amount of PIK Notes outstanding at the rate of 12% per year, compounded semi-annually, which will increase interest expense in the future and also decrease the rate at which the Company is able to retire its total debt outstanding.

GAIN ON ASSET DISPOSITIONS. The Company recognized a gain on the disposition of assets of $1.3 million for the three months ended September 30, 1996, compared with $256,000 for the same period last year. The gain in the current period resulted primarily from the sale of three campgrounds and certain other real estate at the campgrounds and resorts. Over the next several years, the Company intends to dispose of the remaining assets that it owns at the resorts, any campgrounds that are closed as the Company downsizes, and other undeveloped land and excess acreage associated with the campgrounds. However, no assurance exists that the Company will be able to locate a buyer for these assets or that sales on acceptable terms can be effected.

OTHER INCOME. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, settlements received on defaulted contracts, subscription fees received from members who subscribe to the Company's member magazine, and fees received from members who make more than five operator-assisted reservations in a given year, rather than use the Company's automated reservation system. For the three months ended September 30, 1996, other income was $1.1 million, compared with $1.3 million for the same period last year.

OTHER EXPENSES. General and administrative expenses were $2.2 million for the three months ended September 30, 1996, compared with $2.4 million for the same period last year, reflecting the Company's continuing efforts to lower its administrative costs.

Corporate member services costs were $489,000 for the three months ended September 30, 1996, compared with $545,000 for the same period last year. The decrease in the current period was due primarily to staff reductions and other cost-cutting measures implemented during the Fall of 1995.

The Company incurred $897,000 of restructuring costs during the three months ended September 30, 1996, related to the Restructuring. In addition, the Company incurred debt issuance costs of $3.1 million, including $570,000 of prepaid interest, related to obtaining the Credit Agreement with Foothill.
These costs, which include legal costs, financial advisory fees, and other direct costs of obtaining the loans, were capitalized and are reflected in other assets in the Company's consolidated balance sheet as of September 30, 1996.

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In light of the then pending Restructuring, the Company withheld the $6.1 million interest payment and the $18.6 million sinking fund payment due on the Secured Notes on July 15, 1996. As a consequence, when the Restructuring was consummated on July 17, 1996, the Company paid to the holders of the Secured Notes, interest at the applicable default rate from July 16, 1996 to July 17, 1996, in the total amount of $124,000. In the Restructuring, 100% of the outstanding Secured Notes were retired (See "Secured Note Restructuring" in Note 2 to the consolidated financial statements in Part I, Item 1 of this report).

ITEM 5.  OTHER INFORMATION

At the 1996 Annual Meeting of Stockholders to be held on November 19, 1996, the stockholders of the Company will be asked to approve a merger (the "Reincorporation Merger") between the Company and a newly formed, wholly owned subsidiary of the Company ("New Trails") incorporated in Delaware. The Reincorporation Merger is being proposed by the Company (a) to include certain transfer restrictions on the common stock of New Trails issued in the Reincorporation Merger, which restrictions are designed to help assure that the Company's substantial net operating loss carryforwards will continue to be available to offset future taxable income, and (b) to change the Company's state of incorporation from Nevada to Delaware and to change its name to Thousand Trails, Inc. The purpose of the transfer restrictions to be implemented by the Reincorporation Merger is to extend the existing transfer restrictions affecting approximately 85% of the Company's common stock to the approximately 15% of the Company's common stock not already subject to such restrictions, and to extend the duration of such restrictions to correspond to the period during which the Company is entitled to use its net operating loss carryforwards, that is, until 2011.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.

Exhibit
Number                                Description
-------                               -----------

  2.1 Offer to Purchase for Cash the Company's 12% Secured Notes due 1998 and Additional Series 12% Secured Notes due 1998 by the Company, dated June 5, 1996 (the "Offer to Purchase") (incorporated by reference to Exhibit
       99.2 to the Company's Current Report on Form 8-K filed with the SEC on June 7, 1996).

  2.2 Supplement to the Offer to Purchase, dated June 21, 1996 (incorporated by reference to Exhibit 2.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

  2.3 Private Placement Memorandum by the Company offering to exchange the Company's 12% Secured Notes due 1998 and Additional Series 12% Secured Notes due 1998 to certain holders of such notes, dated June 28, 1996 (the "Private Placement Memorandum") (incorporated by reference to Exhibit 2.6 to the Company's Annual Report on Form 10-K for the year ended June 30,
       1996).

  2.4 Letter of Transmittal pertaining to the transmittal of the Company's 12% Secured Notes Due 1998 and Additional Series 12% Secured Notes Due 1998 by certain holders of such notes pursuant to the exchange offer made by the Company in the Private Placement Memorandum (incorporated by reference to Exhibit 2.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

  2.5 Supplement to the Private Placement Memorandum, dated July 15, 1996 (incorporated by reference to Exhibit 2.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

  3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992).

  3.2 Amended and Restated By-Laws of the Company (as amended on July 15, 1996) (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

  4.1 Indenture, dated as of July 17, 1996, among the Company, Fleet National Bank as Trustee, and certain other parties described therein, pertaining to the Company's Senior Subordinated Pay-In-Kind Notes Due 2003 (incorporated by reference to Exhibit 4.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

  4.2 Form of Senior Subordinated Pay-In-Kind Note Due 2003 (incorporated by reference to Exhibit 4.37 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

  4.3 Registration Rights Agreement, dated as of July 17, 1996, between the Company and Fleet National Bank as Trustee (incorporated by reference to
       Exhibit 4.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

 10.1 Loan and Security Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation (incorporated by reference to
       Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

 10.2 Secured Promissory Note (Account Note), dated July 10, 1996, between the Company and Foothill Capital Corporation (incorporated by reference to
       Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

 10.3 Secured Promissory Note (Term Note), dated July 10, 1996, between the Company and Foothill Capital Corporation (incorporated by reference to
       Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

 10.4 Form of Pledge and Security Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation, and schedule of documents substantially identical to the form of Pledge and Security Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

 10.5 Form of Mortgage, dated as of July 10, 1996, to grant liens to Foothill Capital Corporation to secure the Company's obligations under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Mortgage (incorporated by reference to Exhibit
       10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

 10.6 Form of Assignment of Indebtedness and Mortgage, dated as of July 10, 1996, transferring the liens securing certain indebtedness that NACO owes to the Company to Foothill Capital Corporation under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Assignment of Indebtedness and Mortgage (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

 10.7 Form of Subordination Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation, subordinating the security interests under the credit agreement between the Company and NACO to the security interests under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Subordination Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

 10.8  Amendment No. 1 to the Company's 1991 Employee Stock Incentive Plan.

 10.9 Amendment No. 1 to the Company's 1993 Stock Option and Restricted Stock Purchase Plan.

 10.10 Amendment No. 1 to the Company's 1993 Director Stock Option Plan.

 27.1  Financial Data Schedule.

REPORTS ON FORM 8-K

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


                                    USTRAILS INC.


Date: November 12, 1996             By: /s/ Harry J. White, Jr.
                                       ----------------------------------
                                       Harry J. White, Jr.
                                       Vice President, Chief Financial Officer,
                                       and Chief Accounting Officer